Form 10QSB
period 1995-10-31
APPLIED MEDICAL DEVICES INC
filed 1995-12-11
CIK 312258

                 U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                               FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1995
( )  TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-9064

                      APPLIED MEDICAL DEVICES, INC.
    (Exact name of small business issuer as specified in its charter)


               Colorado                                 84-0789885
   (State or other jurisdiction of       (IRS Employer Identification Number)
   incorporation or organization)

8100 W. Crestline Avenue, Suite A-15,
        #330, Littleton, CO                             80123-1200
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including
             area code                                (970) 479-2800

             191 University Blvd., #302, Denver, CO  80206
                            (Former address)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes    X     No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


               Class                        Outstanding at December 7, 1995
    Common Stock, $.01 par value                        65,977,800

                         APPLIED MEDICAL DEVICES, INC.
                                  Form 10-QSB

                               Table of Contents



Part I.  Financial Information........................................   3

Consolidated Balance Sheets as of October 31, 1995 and
April 30, 1995........................................................   4

Consolidated Statements of Operations for the three and six
month periods ended October 31, 1995, October 31, 1994 and Since
Being a Development Stage Company.....................................   5

Consolidated Statements of Cash Flows for the year-to-date
periods ended October 31, 1995, October 31, 1994, and Since
Being a Development Stage Company.....................................   6

Management's Discussion and Analysis of Financial Condition
and Results of Operations.............................................   7

Part II.  Other Information...........................................   7

Signature Page........................................................   8



                                 Form 10-QSB
                                 Page 2 of 8

                        APPLIED MEDICAL DEVICES, INC.

                                 FORM 10-QSB

                               OCTOBER 31, 1995


                       PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

The unaudited financial statements reflect all adjustments and contain all information necessary, in the opinion of management, for a fair presentation of the financial position and results of operation for the interim periods reported when these statements are read in conjunction with the notes to financial statements included in the Registrant's Form 10-KSB for the year ended April 30, 1995.

                                   Form 10-QSB
                                   Page 3 of 8

                          APPLIED MEDICAL DEVICES, INC.
                         (A Developmental Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                                   OCTOBER 31,     APRIL 30,
                                                      1995           1995
ASSETS
CURRENT
  Cash and cash equivalents                      $   221,248    $   227,122
  Accrued interest receivable                          1,590              0
  Prepaid expenses                                     1,000              0
                                                 -----------    -----------
                                                 $   223,838    $   227,122
                                                 -----------    -----------
                                                 -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                               $        60    $        61
                                                 -----------    -----------
COMMITMENT

STOCKHOLDERS' EQUITY
  Common Stock - $.01 par value,
   75,000,000 shares authorized,
   issued and outstanding 65,977,800
   as of October 31, 1995 and April 30, 1995         659,778        659,778
  Additional paid-in capital                       4,172,128      4,172,128
  Accumulated deficit                             (4,451,999)    (4,451,999)
  Deficit accumulated during the
   development stage                                (156,129)      (152,846)
                                                 -----------    -----------
Total stockholders' equity                           223,778        227,061
                                                 -----------    -----------
                                                 $   223,838    $   227,122
                                                 -----------    -----------
                                                 -----------    -----------

                                    Form 10-QSB
                                    Page 4 of 8

                            APPLIED MEDICAL DEVICES, INC.
                            (A Development Stage Company)
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                               THREE MONTHS   THREE MONTHS     SIX MONTHS      SIX MONTHS     SINCE BEING
                                  ENDED           ENDED           ENDED           ENDED      A DEVELOPMENT
                              OCT. 31, 1995   OCT. 31, 1994   OCT. 31, 1995   OCT. 31, 1994  STAGE COMPANY
EXPENSES
  General and administrative    $    6,666      $    6,503      $   13,818     $   13,401      $ 313,798
                                ----------      ----------      ----------     ----------      ---------
TOTAL EXPENSES                       6,666           6,503          13,818         13,401        313,798
                                ----------      ----------      ----------     ----------      ---------
OTHER INCOME
  Interest income                    3,084           1,733           6,132          3,244         94,080
  Other income                           -               1              63              2         32,536
  Gain from sale of in-
   vestment in common stocks             -             675           4,340            675         31,053
                                ----------      ----------      ----------     ----------      ---------
TOTAL OTHER INCOME                   3,084           2,409          10,535          3,921        157,669
                                ----------      ----------      ----------     ----------      ---------
NET LOSS                        $   (3,582)     $   (4,094)     $   (3,283)    $   (9,480)     $(156,129)
                                ----------      ----------      ----------     ----------      ---------
                                ----------      ----------      ----------     ----------      ---------
NET LOSS PER SHARE OF
 COMMON STOCK                   $      NIL      $      NIL      $      NIL     $      NIL
                                ----------      ----------      ----------     ----------
                                ----------      ----------      ----------     ----------
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING                    65,977,800      65,977,800      65,977,800     65,977,800
                                ----------      ----------      ----------     ----------
                                ----------      ----------      ----------     ----------


                                    Form 10-QSB
                                    Page 5 of 8

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             SIX MONTHS        SIX MONTHS      SINCE BEING
                                                ENDED             ENDED       A DEVELOPMENT
                                            OCT. 31, 1995     OCT. 31, 1994    STAGE COMPANY
OPERATING ACTIVITIES
  Net loss                                    $ (3,283)         $ (9,480)        $(156,129)
  Adjustments to reconcile net loss to
   cash used in operating activities:
      Gain from sale of investment in
       common stocks                            (4,340)             (675)          (31,053)
      Issuance of common stock for services          -                 -             7,565
  Cash provided by (used for):
      Accounts receivable                            -                 -             4,903
      Accounts payable                              (1)              (56)          (43,050)
      Other                                          -                 -                10
      Accrued interest receivable               (1,590)           (1,000)           (1,590)
      (Increase) prepaid expenses               (1,000)                -            (1,000)
                                              --------          --------         ---------
NET CASH USED BY
 OPERATING ACTIVITIES                          (10,214)          (11,211)         (220,344)
                                              --------          --------         ---------
INVESTING ACTIVITIES
  Proceeds from sale of investment
   in common stock                               4,340             1,425            47,040
                                              --------          --------         ---------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock             -                 -           139,368
  Proceeds from exercise of stock warrants           -                 -            98,000
                                              --------          --------         ---------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                                -                 -           237,368
                                              --------          --------         ---------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               (5,874)           (9,786)           64,064
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           227,122           243,787           157,184
                                              --------          --------         ---------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                $221,248          $234,001         $ 221,248
                                              --------          --------         ---------
                                              --------          --------         ---------

                                    Form 10-QSB
                                    Page 6 of 8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

PLAN OF OPERATION.

     The Company has continued its efforts to acquire, merge with or enter into another form of business combination with another entity, and the Company plans to continue these efforts in the current fiscal year. The Company is presently exploring a potential business combination, but has not entered into any agreements. It is presently unknown whether a transaction will be concluded. The Company considers its current cash and cash equivalent balances adequate to satisfy its cash requirements for the next twelve months, even if legal and accounting and other expenses were to increase significantly in connection with a business combination. Due to the nature of the Company's present activities, however, the Company is unable to predict its likely expenditures for professional fees and other expenses.
The Company has no major capital commitments.

     The Company has no significant equipment or plant, and has not engaged in any research or development activities during the past two fiscal years. At present, the Company employs one person, on a part-time basis. The Company does not expect any changes unless a suitable business combination is identified.

SIX MONTHS ENDED OCTOBER 31, 1995 AND OCTOBER 31, 1994.

     During the six months ended October 31, 1995, the Company had a loss of approximately $3,300. The Company incurred general and administrative costs of approximately $13,800. The Company's revenues consisted primarily of $4,300 from the gain on the sale of investment securities and interest on temporary cash and other money market instruments of approximately $6,200. During the six months ended October 31, 1994, the general and administrative costs were approximately $13,400 and the Company's revenues consisted of primarily interest income of approximately $3,200 and approximately $700 from the gain on the sale of investment securities. The Company incurred a loss of approximately $9,500 for the period ended October 31, 1994.

     As stated above in the Plan of Operations, due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables which cannot be predicted. Generally, the Company could incur significant costs in evaluating the desirability of an acquisition or other form of business combination. Should the Company determine to proceed with the business combination, the transaction costs could be substantial. Thereafter, results of operations would likely be materially affected by the business acquired by the Company.

                          PART II.  OTHER INFORMATION

Not Applicable






                                Form 10-QSB
                                Page 7 of 8

                       APPLIED MEDICAL DEVICES, INC.



                                 FORM 10-Q

                              OCTOBER 31, 1995



                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   APPLIED MEDICAL DEVICES, INC.



Date:  December 11, 1995           By:        /s/ Allan K. Lager
                                       ---------------------------------
                                       Allan K. Lager, President
                                       and Chief Financial Officer


                             Form 10-QSB
                             Page 8 of 8