Form 10QSB
period 1996-01-31
APPLIED MEDICAL DEVICES INC
filed 1996-03-14
CIK 312258

                   U. S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1996
( ) TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                                          Yes    X     No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at March 13, 1996
Common Stock, $.01 par value                        65,977,800

                       APPLIED MEDICAL DEVICES, INC.
                               Form 10-QSB

                            Table of Contents



Part I.  Financial Information............................................   3

Consolidated Balance Sheets as of January 31, 1996 and
April 30, 1995............................................................   4

Consolidated Statements of Operations for the three and nine month periods ended January 31, 1996, January 31, 1995 and Since Being a Development
Stage Company.............................................................   5

Consolidated Statements of Cash Flows for the year-to-date periods ended January 31, 1996, January 31, 1995, and Since Being a Development Stage
Company...................................................................   6

Management's Discussion and Analysis of Financial Condition and Results
of Operations.............................................................   7

Part II.  Other Information...............................................   7

Signature Page............................................................   8



                                Form 10-QSB
                                Page 2 of 8

                        APPLIED MEDICAL DEVICES, INC.

                                FORM 10-QSB

                             JANUARY 31, 1996



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

                              Form 10-QSB
                              Page 3 of 8

                      APPLIED MEDICAL DEVICES, INC.
                     (A Developmental Stage Company)
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                                  JANUARY 31,       APRIL 30,
                                                     1996             1995
ASSETS
CURRENT
  Cash and cash equivalents                      $  217,150       $  227,122
  Accrued interest receivable                         1,616                0
  Prepaid expenses                                      500                0
                                                 ----------       ----------
                                                 $  219,266       $  227,122
                                                 ----------       ----------
                                                 ----------       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                               $       60       $       61
                                                 ----------       ----------

COMMITMENT

STOCKHOLDERS' EQUITY
  Common Stock - $.01 par value,
   75,000,000 shares authorized,
   issued and outstanding 65,977,800
   as of January 31, 1996 and April 30, 1995        659,778          659,778
  Additional paid-in capital                      4,172,128        4,172,128
  Accumulated deficit                            (4,451,999)      (4,451,999)
  Deficit accumulated during the
   development stage                               (160,701)        (152,846)
                                                 ----------       ----------
Total stockholders' equity                          219,206          227,061
                                                 ----------       ----------
                                                 $  219,266       $  227,122
                                                 ----------       ----------
                                                 ----------       ----------

                                  Form 10-QSB
                                  Page 4 of 8

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                               THREE MONTHS     THREE MONTHS      NINE MONTHS      NINE MONTHS        SINCE BEING
                                  ENDED            ENDED             ENDED            ENDED                A
                              JAN. 31, 1996    JAN. 31, 1995     JAN. 31, 1996   JAN. 31, 1995        DEVELOPMENT
                                                                                                     STAGE COMPANY
EXPENSES
  General and administrative    $    7,493       $    5,180       $   21,311       $   18,581         $ 321,291
                                ----------       ----------       ----------       ----------         ---------
TOTAL EXPENSES                       7,493            5,180           21,311           18,581           321,291
                                ----------       ----------       ----------       ----------         ---------

OTHER INCOME
  Interest income                    2,921            2,117            9,053            5,361            97,001
  Other income                           -                2               63                4            32,536
  Gain from sale of in-
   vestment in common stocks             -                -            4,340              675            31,053
                                ----------       ----------       ----------       ----------         ---------
TOTAL OTHER INCOME                   2,921            2,119           13,456            6,040           160,590
                                ----------       ----------       ----------       ----------         ---------

NET LOSS                        $   (4,572)      $   (3,061)      $   (7,855)      $  (12,541)        $(160,701)
                                ----------       ----------       ----------       ----------
                                ----------       ----------       ----------       ----------

NET LOSS PER SHARE OF
  COMMON STOCK                  $      NIL       $      NIL       $      NIL       $      NIL
                                ----------       ----------       ----------       ----------
                                ----------       ----------       ----------       ----------

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                   65,977,800       65,977,800       65,977,800       65,977,800
                                ----------       ----------       ----------       ----------
                                ----------       ----------       ----------       ----------

                                     Form 10-QSB
                                     Page 5 of 8

                            APPLIED MEDICAL DEVICES, INC.
                            (A Development Stage Company)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                            NINE MONTHS      NINE MONTHS       SINCE BEING
                                               ENDED            ENDED         A DEVELOPMENT
                                           JAN. 31, 1996    JAN. 31, 1995     STAGE COMPANY
OPERATING ACTIVITIES
  Net loss                                    $ (7,855)        $(12,541)       $(160,701)
  Adjustments to reconcile net loss to
   cash used in operating activities:
      Gain from sale of investment in
       common stocks                            (4,340)            (675)         (31,053)
      Issuance of common stock for services          -                -            7,565
  Cash provided by (used for):
    Accounts receivable                              -                -            4,903
    Accounts payable                                (1)            (556)         (43,050)
    Other                                            -                -               10
    Accrued interest receivable                 (1,616)            (800)          (1,616)
    (Increase) prepaid expenses                   (500)            (500)            (500)
                                              --------         --------        ---------
NET CASH USED BY
  OPERATING ACTIVITIES                         (14,312)         (15,072)        (224,442)
                                              --------         --------        ---------

INVESTING ACTIVITIES
  Proceeds from sale of investment
   in common stock                               4,340            1,425           47,040
                                              --------         --------        ---------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock             -                -          139,368
  Proceeds from exercise of stock warrants           -                -           98,000
                                              --------         --------        ---------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                                -                -          237,368
                                              --------         --------        ---------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               (9,972)         (13,647)          59,966

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           227,122          243,787          157,184
                                              --------         --------        ---------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                $217,150         $230,140        $ 217,150
                                              --------         --------        ---------
                                              --------         --------        ---------

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

NINE MONTHS ENDED JANUARY 31, 1996 AND JANUARY 31, 1995.

         During the nine months ended January 31, 1996, the Company had a loss of approximately $7,900. The Company incurred general and administrative costs of approximately $21,300. The Company's revenues consisted primarily of $4,300 from the gain on the sale of investment securities and interest on temporary cash and other money market instruments of approximately $9,100. During the nine months ended January 31, 1995, the general and administrative costs were approximately $18,600 and the Company's revenues consisted of primarily interest income of approximately $5,400 and approximately $700 from the gain on the sale of investment securities. The Company incurred a loss of approximately $12,500 for the period ended
January 31, 1995.

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

                               JANUARY 31, 1996



                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   APPLIED MEDICAL DEVICES, INC.



Date:  March 14, 1996              By:      /s/ Allan K. Lager
                                       -----------------------------------
                                       Allan K. Lager, President
                                       and Chief Financial Officer





                               Form 10-QSB
                               Page 8 of 8