Form 10KSB
period 1996-04-30
APPLIED MEDICAL DEVICES INC
filed 1996-07-29
CIK 312258

                 U. S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-KSB

(Mark One)

  X             Annual Report Pursuant to Section 13 or 15(d) of the
- ------          Securities Exchange Act of 1934 (Fee Required)
                Transition Report Pursuant to Section 13 or 15(d) of the
- ------          Securities Exchange Act of 1934 (No Fee Required)


For the fiscal year ended April 30, 1996
Commission file number 0-9064


                        APPLIED MEDICAL DEVICES, INC.
                        -----------------------------
               (Name of small business issuer in its charter)


            Colorado                                 84-0789885
- -------------------------------                 ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)


8100 W. Crestline Avenue, Suite A-15, #330, Denver, CO            80123
- ------------------------------------------------------         -----------
(Address of principal executive offices)                        (Zip Code)


Issuer's telephone number  (970) 479-2800


Securities registered pursuant to Section 12(b) of the Exchange Act:    None
Securities registered pursuant to Section 12(g) of the Exchange Act:
- --------------------------------------------------------------------

        Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                    -----     ------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer had no revenues in its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates was approximately $1,022,700 based upon the average bid and asked prices of the stock on June 20, 1996 of $.016.

The number of shares of the Registrant's $.01 par value common stock outstanding as of June 20, 1996 was 65,977,800.

                                Part I


Item 1.         DESCRIPTION/BUSINESS.

        (a) BUSINESS DEVELOPMENT. Applied Medical Devices, Inc., (a development stage company) the Registrant (the "Company"), was incorporated under the laws of the State of Colorado on February 5, 1979. Until 1986, the Company engaged in the development and sale of medical devices and medical technology. The Company's efforts in the medical products industry were unsuccessful, and the Company accumulated a substantial deficit since inception. In July 1986, the Company determined to discontinue its operations in the medical products industry. The Company reduced its staff and commenced its present activities which consist of the search for an acquisition, merger or other form of business combination with an existing business. Although the Company has evaluated certain entities, and in some instances, engaged in discussions concerning possible arrangements, there are presently no agreements, arrangements or understandings with respect to any such acquisition, merger or combination.

        (b) BUSINESS OF ISSUER. The Company, which originally operated in the medical products industry, discontinued operations in that industry in 1986 due to continued losses. Since that time, the Company has been engaged in the investigation of business opportunities with the goal of attempting to effect a business combination with another entity.

                Although the Company has engaged in evaluations of certain business opportunities, the Company has no firm arrangements, commitments or agreements with respect to any acquisition, merger or other form of business combination. The nature of the specific business which the Company may acquire cannot be determined at the present time. Due to the limited capital available to the Company, there can be no assurance that the Company will be able to locate or acquire any attractive business on terms favorable to the Company. In addition, it is anticipated that with the Company's limited capital the Company would be able to acquire only one business.

                A substantial amount of time may elapse and the Company may expend considerable funds for consulting, legal, accounting and other fees before the Company is able, if at all, to acquire any business or effect a merger or other form of business combination. Such expenditures may have an adverse impact on the ability of the Company to carry out its plan or, on its ability to continue any business which it acquires. The Company will be an insignificant participant among the firms which engage in the mergers with and acquisitions of privately-financed entities. There are many established venture capital and financial concerns which have significant financial and personnel resources, technical expertise and greater experience than the

Company. In addition, the Company is competing with numerous small entities similar in size and scope of operations to the Company. In view of the Company's limited financial resources and limited management availability, the Company is at a significant competitive disadvantage vis-a-vis many of the Company's competitors.

                The Company has no trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. The Company produces no products, has no key suppliers and has no backlog. The Company has no contracts with the United States Government. The Company has no dependence upon a single customer, or a few customers. The Company has not engaged in any research and development activities during the past two fiscal years. The Company has not incurred expenditures in connection with compliance with governmental provisions relating to the environment.

                At the present, the Company employs one person, on a part-time basis.

Item 2.         DESCRIPTION OF PROPERTIES.

                The Company owns no real property. The Company presently subleases office facilities from, and is provided administrative services by, an entity that has certain common shareholders with the Company. The facilities and services are provided on a month-to-month basis for $500 per month pursuant to an oral arrangement. See Item 12.

Item 3.     LEGAL PROCEEDINGS.

                The Company is not involved in any material pending legal proceedings.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                No matter was submitted to a vote of the Company's security holders during the fourth quarter covered by this Report, and this Item is, therefore, inapplicable.

                                  PART II

Item 5.     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                The Company's $.01 par value common stock is traded in the over-the-counter market. Trading in the Company's stock is believed to be sporadic. Moreover, the Company's stock is not traded on any exchange or on NASDAQ, but instead trades on the Electronic Bulletin Board under the symbol AMDI. Accordingly, although the quotations set forth below have been obtained from sources believed to be reliable, there can be no assurance that they accurately reflect the trading markets. The range of high and low bid quotations for each quarterly period during the two most recent fiscal years is set forth below:

         Quarter Ended              High Bid     Low Bid
         -------------              --------     -------
         April 30, 1996             $.002        $.001
         January 31, 1996           $.002        $.001
         October 31, 1995           $*           $*
         July 31, 1995              $*           $*
         April 30, 1995             $.0001       $.0001
         January 31, 1995           $.0001       $.0001
         October 31, 1994           $.0001       $.0001
         July 31, 1994              $.001        $.0001       *No bids were
                                                               reported

                The quotations for the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                At June 20, 1996, the approximate number of holders of record of the Company's common stock was 9,963. The Company has not paid any cash dividends.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION.

             During the fiscal year ended April 30, 1996, the Company continued its efforts to acquire, merge with or enter into another form of business combination with another entity, and the Company plans to continue these efforts in the fiscal year ending April 30, 1997. The Company generated approximately $11,700 in interest income and had expenses of approximately $28,400 in the year ended April 30, 1996. Total assets, which declined by approximately six percent from $227,100 to $214,800, consisted primarily of cash or cash equivalents. The Company considers its current cash and cash equivalent balances adequate to satisfy its cash requirements for the next twleve months, even if legal and accounting and other expenses were to increase significantly should the Company identify a suitable candidate for a business combination. Due to the nature of the Company's present activities, however, the Company is unable to predict its likely expenditures for professional fees and other expenses. The Company has no major capital commitments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS ENDED APRIL 30, 1996 AND APRIL 30, 1995.

            During the fiscal year ended April 30, 1996, the Company had a net loss of approximately $12,300. Net cash used in operating activities during the fiscal year 1996 was approximately $16,600. The Company incurred general and administrative costs of approximately $28,400 in fiscal 1996 of which approximately $18,900 were incurred in connection with daily operations and evaluation of business opportunities. Accounting, legal and transfer fees were approximately $9,500 or 33 percent of the total general and administrative expenses. The Company had gains from the sale of investment securiites of approximately $4,300 and earned interest on temporary cash and other money market instruments of approximately $11,700. Interest income fluctuates based upon increases and decreases with general interest rates which cannot be predicted.

           During the fiscal year ended April 30, 1995, the Company had a net loss of $16,900. Net cash used in operating activities during the fiscal year 1995 was approximately $18,100. The Company incurred general and administrative costs of approximately $25,700 in fiscal 1995 of which approximately $16,000 were incurred in connection with daily operations and evaluation of business opportunities. Accounting, legal and transfer fees were approximately $9,700 or 36 percent of the total general and administrative expenses. The Company's revenues consisted of interest on temporary cash and other money market instruments in the amount of approximately $8,100 and gains from the sale of investment securities of appoximately $700.

                As stated above in Plan of Operation, due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables which cannot be predicted. Generally, if the Company were to identify a potential business opportunity, it is likely that the Company would incur significant costs in evaluating the desirability of an acquisition or other form of business combination. Should the Company determine to proceed with the business combination, the transaction costs could be significant. Thereafter, results of operations would likely be materially affected by the business acquired by the Company.

                INCOME TAXES AND NET OPERATING LOSSES

             As discussed in Note 1 in the accompanying consolidated financial statement, the Company had net operating loss carryforwards for income tax purposes of approximately $3,831,000, of which approximately $254,000 are limited to future taxable income, if any, of the Company's inactive subsidiary. The deferred tax asset arising from the net operating loss carryforwards has been fully offset by a valuation allowance as it was unable to be determined if such tax benefits would more likely than not be realized.

Item 7.         FINANCIAL STATEMENTS.

                See pages F-1 through F-8.

                                                 APPLIED MEDICAL DEVICES, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


- ------------------------------------------------------------------------------

                 Report of Independent Certified Public Accountants    F-2

                 Consolidated Balance Sheet as of
                   April 30, 1996                                      F-3

                 Consolidated Statements of Operations for the
                   Years Ended April 30, 1996 and 1995
                   and for the Period from May 1, 1987
                   (Beginning of the Development Stage) to
                   April 30, 1996                                      F-4

                 Consolidated Statements of Stockholders' Equity for
                   the Years Ended April 30, 1996 and 1995
                   and for the Period from May 1, 1987
                   (Beginning of the Development Stage) to
                   April 30, 1994                                      F-5

                 Consolidated Statements of Cash Flows for the
                   Years Ended April 30, 1996 and 1995
                   and for the Period from May 1, 1987
                   (Beginning of the Development Stage) to
                   April 30, 1996                                      F-6

                 Summary of Accounting Policies                        F-7

                 Notes to Consolidated Financial Statements            F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Applied Medical Devices, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Applied
Medical Devices, Inc. and subsidiary (a development stage company) as of April 30, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 1996. We have also audited the statements of operations, stockholders' equity and cash flows for the period from the beginning of development stage (May 1, 1987) to April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, and the cumulative amounts for the period from May 1, 1987 (beginning of development stage) to April 30, 1996, present fairly, in all material respects, the financial position of Applied Medical Devices, Inc. and subsidiary at April 30, 1996 and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1996 and the period from the beginning of development stage (May 1, 1987) to April 30, 1996, in conformity with generally accepted accounting principles.



                                       BDO SEIDMAN, LLP

Denver, Colorado
May 31, 1996

                                                 APPLIED MEDICAL DEVICES, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)


                                                    CONSOLIDATED BALANCE SHEET

- -------------------------------------------------------------------------------

APRIL 30,                                                                 1996

- -------------------------------------------------------------------------------

ASSETS

CURRENT -
  Cash and cash equivalents                                     $   214,845

- -------------------------------------------------------------------------------
                                                                $   214,845

- -------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
  Accrued expenses                                              $        61


COMMITMENT (Note 3)

STOCKHOLDERS' EQUITY (Note 2):
  Common stock, $.01 par value; 75,000,000 shares
   authorized, issued and outstanding, 65,977,800                   659,778
  Additional paid-in capital                                      4,172,128
  Accumulated deficit                                            (4,451,999)
  Deficit accumulated during the development stage                 (165,123)
- -------------------------------------------------------------------------------

Total stockholders' equity                                          214,784
- -------------------------------------------------------------------------------
                                                                $   214,845
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 APPLIED MEDICAL DEVICES, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

- ------------------------------------------------------------------------------

                                                                   Development
                                                                     Stage
Year Ended April 30,                       1996           1995     Cumulative(a)
- ------------------------------------------------------------------------------

EXPENSES - General and
 administrative                         $     28,405   $    25,682   $  328,385
- -------------------------------------------------------------------------------

OTHER INCOME:
 Interest income                              11,725         8,143       99,673
 Gain from sale of marketable securities       4,340           675       31,053
 Other                                            63             6       32,536
- -------------------------------------------------------------------------------

Total other income                            16,128         8,824      163,262
- -------------------------------------------------------------------------------
NET LOSS                                $    (12,277)  $   (16,858)  $ (165,123)
- ------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

NET LOSS PER SHARE OF
 COMMON STOCK                           $        Nil   $       Nil
- -------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                65,977,800    65,977,800
- -------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(a) Cumulative from May 1, 1987 (beginning of the development stage) to April 30, 1996.

                                                 APPLIED MEDICAL DEVICES, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


- -------------------------------------------------------------------------------

YEARS ENDED APRIL 30, 1996 AND 1995 AND PERIOD FROM MAY 1, 1987 (BEGINNING OF
THE DEVELOPMENT STAGE) TO APRIL 30, 1994
- -------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated
                                Common Stock      Additional                     During the                      Total
                           --------------------     Paid-in     Accumulated      Development     Treasury     Stockholders'
                             Shares      Amount     Capital       Deficit          Stage          Stock          Equity
- ---------------------------------------------------------------------------------------------------------------------------
BALANCE, May 1, 1987       43,256,994   $432,570   $ 4,389,342   $ (4,451,999)   $         -    $  234,949    $  604,862

 Common stock issued
  for services              1,357,473     13,575        (6,000)             -              -             -         7,575

 Retirement of treasury
  stock                    (3,136,667)   (31,367)     (203,582)             -              -      (234,949)     (469,898)

 Issuance of common
  stock and warrants
  pursuant to public
  offering                 14,700,000    147,000        (7,632)             -              -             -       139,368

 Exercise of stock
  purchase warrant          9,800,000     98,000             -              -              -             -        98,000

 Net loss for the periods           -          -             -              -       (135,988)            -      (135,988)
- ---------------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1994    65,977,800    659,778     4,172,128     (4,451,999)      (135,988)            -       243,919

 Net loss for the year              -          -             -              -        (16,858)            -       (16,858)
- ---------------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1995    65,977,800    659,778     4,172,128     (4,451,999)      (152,846)            -       227,061

 Net loss for the year              -          -             -              -        (12,277)            -       (12,277)
- ---------------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1996    65,977,800   $659,778   $ 4,172,128   $ (4,451,999)   $  (165,123)   $        -    $  214,784
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 APPLIED MEDICAL DEVICES, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


- ------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                             Development
                                                                                 Stage
YEAR ENDED APRIL 30,                                 1996          1995      Cumulative(a)
- ------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net loss                                          $(12,277)     $(16,858)    $(165,123)
 Adjustments to reconcile net
  loss to cash used in
  operating activities:
   Gain from sale of marketable securities           (4,340)         (675)      (31,053)
   Issuance of common stock for services                  -             -         7,565
   Changes in operating assets and liabilities:
    Accounts receivable                                   -             -         4,903
    Accrued expenses                                      -          (557)      (43,049)
    Other                                                 -             -            10
- ------------------------------------------------------------------------------------------
Net cash used in operating activities               (16,617)      (18,090)     (226,747)
- ------------------------------------------------------------------------------------------
INVESTING ACTIVITIES -
 Proceeds from sale of marketable securities          4,340         1,425        47,040
- ------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from issuance of
  common stock                                            -             -       139,368
 Proceeds from exercise of
  stock warrants                                          -             -        98,000
- ------------------------------------------------------------------------------------------
Net cash provided by financing activities                 -             -       237,368
- ------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   (12,277)      (16,665)       57,661

CASH AND CASH EQUIVALENTS,
 beginning of year                                  227,122       243,787       157,184
- ------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
 end of year                                       $214,845      $227,122      $214,845
- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------

              SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
              AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(a) Cumulative from May 1, 1987 (beginning of the development stage) to April 30, 1996.

                                                 APPLIED MEDICAL DEVICES, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                                SUMMARY OF ACCOUNTING POLICIES


- ------------------------------------------------------------------------------

ORGANIZATION
AND
BUSINESS

Applied Medical Devices, Inc. (the "Company")(a development stage company) was incorporated on February 5, 1979 under the laws of the State of Colorado to engage in the development and sale of medical devices and medical technology. In July, 1986, the Company decided to discontinue its business operations and commenced disposing of its business assets. As of May 1, 1987, the Company had completed the disposition of its business operations. Since that time, the Company's operations have consisted of efforts to pursue other business opportunities and funding sources. Accordingly, the Company is considered to be in the development stage.

The financial statements include the accounts of the Company and its inactive wholly owned subsidiary, Applied Medical, Inc. ("AMI"). All intercompany accounts and transactions have been eliminated.

FINANCIAL
INSTRUMENTS AND
CONCENTRATIONS OF
CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents.

The Company's cash equivalents are invested in money market accounts placed with major financial institutions and in United States government securities. The investment policy limits the Company's exposure to concentrations of credit risk. Money market deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

USE OF
ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET LOSS
PER SHARE

Net loss per common share is based on the weighted average number of shares outstanding during each period presented. Stock options and warrants, when outstanding, are included as common stock equivalents, when dilutive.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At April 30, 1996 cash equivalents include a United States Treasury bill of approximately $200,000.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial
Accounting Standards No. 109 ("FASB No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist of its net operating loss carryforwards and capitalized start-up costs.

                                                 APPLIED MEDICAL DEVICES, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- ------------------------------------------------------------------------------

1.     INCOME TAXES

As of April 30, 1996 the net deferred tax asset recorded and its approximate tax effect consists of tax operating loss carryforwards and capitalized start-up costs of $1,620,000. As of April 30, 1996, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as it was determined that it is more likely than not that the deferred tax asset will not be realized.

At April 30, 1996 the Company has net operating loss carryforwards of approximately $3,577,000 which expire through 2010.

In addition, AMI has approximately $254,000 in net operating loss carryforwards which were generated prior to AMI's acquisition by the Company. These net operating loss carryforwards may be used only to offset AMI's future earnings should AMI reactivate its operations.

2.   STOCKHOLDERS'
     EQUITY

During fiscal 1988 and 1989, the Company issued a total of 1,356,473 of its common shares to certain employees and directors for services valued at $7,565.

In fiscal 1989, the Company completed a public offering whereby it sold 14,700,000 shares of its common stock and 9,800,000 warrants to purchase common shares at $.01 per share. Total proceeds, net of expenses of $7,632 were $139,368.

During fiscal 1990, all of the warrants were exercised and the Company received proceeds of $98,000.

In fiscal 1993, the Company issued 1,000 of its common shares to a stockholder for consideration received in prior years valued at $10.

3.     COMMITMENT

The Company leases office space from an affiliate of a stockholder for $500 per month on a month-to-month basis. Rent expense for the years ended April 30, 1996, and 1995 was $6,260 and $6,390.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                There were no changes in accountants during the fiscal year ended April 30, 1996. Not applicable.

                                   PART III

Item 9.                 DIRECTORS AND EXECUTIVE OFFICERS.

                           Date First
                            Elected           Principal Occupation
Name                  Age   Director              and Employment
______________________________________________________________________________
Gary Brunner          51     1988       Mr. Brunner has been self employed as a
                                        medical services consultant since 1985.
                                        From 1981 to 1985, he was Vice President
                                        of Operations of the Company. Mr. Brunner
                                        received a B.S. degree from the University
                                        of Northern Colorado in 1968. Mr. Brunner
                                        became Secretary and Director of the
                                        Company in October 1988.

Allan K. Lager        53     1989       Mr. Lager has been an automotive consultant
                                        since 1988.  From 1978 to 1988, he was
                                        President and Director of Storz, Inc., a
                                        firm involved in the sales and service of
                                        Porsche automobiles.  Mr. Lager became
                                        President and Director of the Company in
                                        April 1989.

Kenneth E. Shearer    51     1988       During the past six years, Mr. Shearer was
                                        first employed by the Denver Economic
                                        Development Authority and subsequently is
                                        a management consultant in the area health
                                        management and economics.  From 1982 to
                                        1987, Mr. Shearer was a Telemarketing
                                        Communications Seminar Manager with Mountain
                                        Bell in Denver, Colorado. Mr. Shearer received
                                        a Bachelor's degree in pre-law in 1962 from
                                        Central State University and a Master's
                                        degree in public and international affairs
                                        in 1964 from the University of Pittsburgh.

        The directors of the Company are elected to serve until the next Annual Meeting of Shareholders or until their successors have been duly elected and qualified. None of the Company's officers has an employment agreement with the Company and, therefore, each serves at the pleasure of the Company's Board of Directors. There are no family relationships among the Company's officers and directors. During the fiscal year ended April 30, 1996, the Company held one meeting of Directors by unanimous consent. The Company's Board of Directors has no committees. There are no standard or other arrangements pursuant to which directors are compensated as such or for committee particpation.

        Based solely upon a review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended April 30, 1996.

Item 10.        EXECUTIVE COMPENSATION.

        (a) CASH COMPENSATION. The following sets forth cash compensation paid by the Company during the fiscal year ended April 30, 1996 to executive officers as a group. No officer received more than $100,000 during the fiscal year.

        Mr. Lager receives a salary of $400 per month ($4,800 annually) for serving as President of the Company. Mr. Lager's salary has remained at this level in each of the three fiscal years in which he has served as President of the Company. Neither Mr. Lager nor any other officer or director of the Company has received any other compensation, cash or otherwise, from the Company, in any of the past three years. Accordingly, the Summary Compensation Table has been omitted.

        (b) OPTION SAR GRANTS TABLE; AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR END OPTION/SAR TABLE; AGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES; TERM INCENTIVE PLAN AWARDS TABLE.

        None of the Company's officers or directors was granted or exercised any stock option, stock appreciation right or received any awards under any long term incentive, stock option or similar plan; accordingly, no tables for these items are included.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding shares of common stock of the Company on June 20, 1996, and the number of shares of common stock of the Company beneficially owned by each director of the Company and all officers and directors of the Company as a group.

                                           Number of             Percent of
Beneficial Owner                            Shares                Class
______________________________________________________________________________

Gary Brunner (1)
1071 S. Foothill Drive
Lakewood, Colorado  80228                  716,473                  1.1%

Allan K. Lager
1040 S. Franklin Street
Denver, Colorado  80209                  1,141,667                  1.7%


Kenneth E. Shearer
1175 Emerson Street, Suite 208
Denver, Colorado  80218                    200,000                   .3%

All officers and directors
as a group (3 persons)                   2,058,140                  3.1%
__________


Gary McAdam (2)
14 Red Tail Drive
Highlands Ranch, Colorado  80126         5,975,000                  9.1%

Jill J. Pusey (3)
1722 Buffehr Creek Road
Vail, Colorado  81657                    4,933,333                  7.5%
________________________________
(1) Includes 560,000 shares owned by Brunner & Associates, P.C., a corporation owned by Mr. Brunner. Does not include 568,566 shares owned by Mr. Brunner's father.

(2) Includes shares held by: GJM Trading Partners, Ltd., a partnership of which Mr. McAdam is the general partner; Creative Investment Services, Inc., a corporation of which Mr. McAdam is President and a director; and pension and profit sharing plans of which Mr. McAdam is the trustee and sole beneficiary.

(3) Includes 1,766,666 shares held by Mrs. Pusey as custodian for her minor children. Does not include 1,293,000 shares owned beneficially by Gregory Pusey, who is Mrs. Pusey's husband. Mrs. Pusey disclaims any beneficial interest in the shares owned by Mr. Pusey.

Item 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Since August 1989, the Company has been subleasing office facilities from, and been provided administrative services by, Livingston Capital, Ltd. ("Livingston"), a venture capital firm, for $500 per month. Gregory Pusey is an officer and director of Livingston and Jill J. Pusey is an officer and principal shareholder of Livingston. See Item 11. The Company believes that the terms of its arrangement with Livingston are as favorable as could be obtained with another firm. The Company's arrangements with Livingston are on a month-to-month basis.

Item 13.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     EXHIBITS.
                The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report.


        (b)     REPORTS ON FORM 8-K.

                No Reports on Form 8-K were filed during the period covered by this report.

                              INDEX TO EXHIBITS

        1       (a)     Articles of Incorporation, as amended, of the Company,
previously filed as an exhibit to the Form 10-K Report for the year ended April 30, 1981, which Exhibit is incorporated herein by reference thereto.

                (b) Bylaws of the Company, previously filed as Exhibit 2(b) to the Company's Registration Statement on Form S-18 (File No. 2-65079), which
Exhibit is incorporated herein by reference.

                                 SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      APPLIED MEDICAL DEVICES, INC.

Date: July 29, 1996                   By: /s/ Allan K. Lager
                                         _________________________________
                                          Allan K. Lager, President

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 29, 1996                 By: /s/ Allan K. Lager
                                       _________________________________
                                       Allan K. Lager, President


Date: July 29, 1996                 By: /s/ Gary Brunner
                                       _________________________________
                                       Gary Brunner, Secretary and Director


Date: July 29, 1996                 By: /s/ Kenneth E. Shearer
                                       _________________________________
                                       Kenneth E. Shearer, Director