Form 10QSB
period 1996-07-31
APPLIED MEDICAL DEVICES INC
filed 1996-09-06
CIK 312258

                    U. S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-9064

                          APPLIED MEDICAL DEVICES, INC.
        (Exact name of small business issuer as specified in its charter)

          Colorado                                     84-0789885
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

8100 W. Crestline Ave., Suite A-15,
      #330, Littleton, CO                                 80123
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number,                        (970) 479-2800
   including area code

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes    X     No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at August 28, 1996
Common Stock, $.01 par value                                65,977,800

                          APPLIED MEDICAL DEVICES, INC.
                                   Form 10-QSB

                                Table of Contents


Part I.  Financial Information........................................     3

Consolidated Balance Sheets as of July 31, 1996 and
April 30, 1996........................................................     4

Consolidated Statement of Operations for the three month period ended
July 31, 1996, July 31, 1995 and Since Being a Development
Stage Company.........................................................     5

Statement of Cash Flows for the period July 31, 1996,
July 31, 1995, and Since Being a Development Stage Company............     6

Management's Discussion and Analysis of Financial Condition
and Results of Operations.............................................     7

Part II.  Other Information...........................................     7

Signature Page........................................................     8















                                   Form 10-QSB
                                   Page 2 of 8

                          APPLIED MEDICAL DEVICES, INC.

                                   FORM 10-QSB

                                  JULY 31, 1996



                         PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

The unaudited financial statements reflect all adjustments and contain all information necessary, in the opinion of management, for a fair presentation of the financial position and results of operation for the interim periods reported when these statements are read in conjunction with the notes to financial statements included in the Registrant's Form 10-KSB for the year ended April 30, 1996.
































                                   Form 10-QSB
                                   Page 3 of 8

                          APPLIED MEDICAL DEVICES, INC.
                         (A Developmental Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                               JULY 31,       APRIL 30,
                                                 1996           1996

ASSETS
Current -
  Cash and cash equivalents                    $211,073       $214,845
  Prepaid expenses                                1,500              0
- ----------------------------------------------------------------------
                                               $212,573       $214,845
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities -
  Accrued expenses                               $3,587            $61
- ----------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock - $.01 par value,
  75,000,000 shares authorized,
  issued and outstanding 65,977,800
  as of July 31, 1996 and April 30, 1996        659,778        659,778
  Additional paid-in capital                  4,172,128      4,172,128
  Accumulated deficit                        (4,451,999)    (4,451,999)
  Deficit accumulated during the
    development stage                          (170,921)      (165,123)
- ----------------------------------------------------------------------
Total stockholders' equity                      208,986        214,784
- ----------------------------------------------------------------------
                                               $212,573       $214,845
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------









                                   Form 10-QSB
                                   Page 4 of 8

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                     THREE MONTHS    THREE MONTHS   SINCE BEING
                                         ENDED           ENDED          A
                                     JULY 31, 1996   JULY 31, 1995  DEVELOPMENT
                                                                   STAGE COMPANY

EXPENSES -
  General and administrative            $8,479          $7,152       $336,864
- -----------------------------------------------------------------------------

OTHER INCOME:
  Interest income                        2,681           3,048        102,354
  Other                                      -              63         32,536
  Gain from sale of
    marketable securities                    -           4,340         31,053
- -----------------------------------------------------------------------------
TOTAL OTHER INCOME                       2,681           7,451        165,943
- -----------------------------------------------------------------------------
NET GAIN (LOSS)                        $(5,798)           $299      $(170,921)
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

NET GAIN (LOSS) PER SHARE
  OF COMMON SHARES
  OUTSTANDING                              NIL             NIL
- -----------------------------------------------------------------
- -----------------------------------------------------------------
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                       65,977,800      65,977,800
- -----------------------------------------------------------------
- -----------------------------------------------------------------














                                   Form 10-QSB
                                   Page 5 of 8

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                      THREE MONTHS  THREE MONTHS    SINCE BEING
                                          ENDED         ENDED      A DEVELOPMENT
                                      JULY 31, 1996 JULY 31, 1995  STAGE COMPANY

OPERATING ACTIVITIES
  Net gain (loss)                       $(5,798)         $299        $(170,921)
  Adjustments to reconcile net gain
    (loss) to cash used by operating
    activities:
      Gain from sale of marketable
        securities                            -        (4,340)         (31,053)
      Issuance of common stock for
        services                              -             -            7,565
  Changes in operating assets and
    liabilities:
      Accounts receivable                     -        (1,613)           4,903
      Accrued expenses                    3,526           835          (39,523)
      Other                                   -             -               10
      Prepaid expenses                   (1,500)       (1,500)          (1,500)
- ------------------------------------------------------------------------------
NET CASH USED IN OPERATING
  ACTIVITIES                             (3,772)       (6,319)        (230,519)
- ------------------------------------------------------------------------------

INVESTING ACTIVITIES -
  Proceeds from sale of marketable
    securities                                -         4,340           47,040
- ------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common
    stock                                     -             -          139,368
  Proceeds from exercise of stock
    warrants                                  -             -           98,000
- ------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES     -             -          237,368
- ------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       (3,772)       (1,979)          53,889

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                     214,845       227,122          157,184
- ------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                          $211,073      $225,143         $211,073
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

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

          The Company has no significant equipment and has not engaged in any research or development activities during the past two fiscal years. At present, the Company employs one person, on a part-time basis. The Company does not expect any changes unless a suitable business combination is identified.

RESULTS OF OPERATIONS. THREE MONTHS ENDED JULY 31, 1996 AND JULY 31, 1995.
          During the three months ended July 31, 1996, the Company had a net loss of approximately $5,800. The Company incurred general and administrative costs of approximately $8,500. The Company's revenues consisted primarily of interest on cash and other money market instruments of approximately $2,700. During the three months ended July 31, 1995, the general and administrative costs were approximately $7,100 and the Company's revenues consisted primarily of approximately $4,300 from the gain on the sale of marketable securities and interest income of approximately $3,100, resulting in a gain of approximately $300 for the period.

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



                                   FORM 10-QSB

                                  JULY 31, 1996



                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        APPLIED MEDICAL DEVICES, INC.



Date:  September 6, 1996                By:  /s/ Allan K. Lager
                                            ----------------------------
                                             Allan K. Lager, President
                                             and Chief Financial Officer


















                                   Form 10-QSB
                                   Page 8 of 8