Form 10QSB
period 1996-10-31
APPLIED MEDICAL DEVICES INC
filed 1996-12-11
CIK 312258

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-9064

                          APPLIED MEDICAL DEVICES, INC.
       (Exact name of small business issuer as specified in its charter)

              Colorado                                  84-0789885
   (State or other jurisdiction of        (IRS Employer Identification Number)
    incorporation or organization)

     1722 Buffehr Creek Road, Vail, CO
  (Address of principal executive offices)                  81657
                                                          (Zip Code)
Registrant's telephone number, including
                area code                               (970) 479-2800



     8100 W. Crestline Avenue, Suite A-15, #330, Littleton, Colorado  80123
                                (Former address)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X  No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at November 25, 1996
Common Stock, $.01 par value                            65,977,800

                          APPLIED MEDICAL DEVICES, INC.
                                   Form 10-QSB

                                Table of Contents



Part I.  Financial Information............................................    3

Consolidated Balance Sheets as of October 31, 1996 and
April 30, 1996............................................................    4

Consolidated Statements of Operations for the three and six month periods ended October 31, 1996, October 31, 1995 and Since Being a
Development Stage Company................................................     5

Consolidated Statements of Cash Flows for the year-to-date periods ended October 31, 1996, October 31, 1995, and Since Being a Development
Stage Company.............................................................    6

Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................    7

Part II.  Other Information...............................................    7

Signature Page............................................................    8


                                   Form 10-QSB
                                   Page 2 of 8

                         APPLIED MEDICAL DEVICES, INC.

                                  FORM 10-QSB

                               OCTOBER 31, 1996



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





                                  Form 10-QSB
                                  Page 3 of 8

                          APPLIED MEDICAL DEVICES, INC.
                         (A Developmental Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  OCTOBER 31,    APRIL 30,
                                                     1996           1996

ASSETS
CURRENT -
 Cash and cash equivalents                        $   201,335     $   214,845
 Prepaid expenses                                       1,000               0
-----------------------------------------------------------------------------
                                                  $   202,335     $   214,845
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES -
 Accrued expenses                                 $        61     $        61
-----------------------------------------------------------------------------

COMMITMENTS

SHAREHOLDERS' EQUITY
 Common Stock - $.01 par value,
 75,000,000 shares authorized,
 issued and outstanding 65,977,800
 as of October 31, 1996 and April 30, 1996            659,778         659,778
 Additional paid-in capital                         4,172,128       4,172,128
 Accumulated deficit                               (4,451,999)     (4,451,999)
 Deficit accumulated during the
  development stage                                  (177,633)       (165,123)

-----------------------------------------------------------------------------
Total stockholders' equity                            202,274         214,784
-----------------------------------------------------------------------------
                                                  $   202,335     $   214,845
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


                                  Form 10-QSB
                                  Page 4 of 8

                         APPLIED MEDICAL DEVICES, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                THREE MONTHS     Three Months        SIX MONTHS        Six Months         Since Being
                                    ENDED            Ended              ENDED             Ended                A
                                OCT. 31, 1996    Oct. 31, 1995      OCT. 31, 1996     Oct. 31, 1995       Development
                                                                                                         Stage Company
EXPENSES -
  General and administrative       $ 9,404          $ 6,666             $ 17,884           $13,818         $ 346,268
----------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
  Interest income                    2,692            3,084                5,374             6,132           105,046
  Other                                  -                -                    -                63            32,536
  Gain from sale of
    marketable securities                -                -                    -             4,340            31,053
----------------------------------------------------------------------------------------------------------------------
Total other income                   2,692            3,084                5,374            10,535           168,635
----------------------------------------------------------------------------------------------------------------------
Net Loss                           $(6,712)         $(3,582)            $(12,510)          $(3,283)        $(177,633)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE
  OF COMMON STOCK                      NIL              nil                  NIL               nil

--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                   65,977,800       65,977,800           65,977,800        65,977,800

--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------



                                 Form 10-QSB
                                 Page 5 of 8

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        SIX MONTHS        Six Months        Since Being
                                                           ENDED             ended         A Development
                                                       OCT. 31, 1996     Oct. 31, 1995     Stage Company
OPERATING ACTIVITIES
  Net loss                                               $(12,510)           $(3,283)        $(177,633)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities                   -             (4,340)          (31,053)
      Issuance of common stock for services                     -                  -             7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                       -             (1,590)            4,903
      Accrued expenses                                          -                 (1)          (43,049)
      Other                                                     -                  -                10
      Prepaid expenses                                     (1,000)            (1,000)           (1,000)
------------------------------------------------------------------------------------------------------
Net cash used in operating activities                     (13,510)           (10,214)         (240,257)
------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES -
  Proceeds from sale of marketable securities                   -              4,340            47,040
------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                        -                  -           139,368
  Proceeds from exercise of stock warrants                      -                  -            98,000
------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                       -                  -           237,368
------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        (13,510)            (5,874)           44,151

CASH AND CASH EQUIVALENTS,
beginning of period                                       214,845            227,122           157,184
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
end of period                                            $201,335           $221,248          $201,335
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

                                  Form 10-QSB
                                  Page 6 of 8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION.

          The Company has continued its efforts to acquire, merge with or enter into another form of business combination with another entity, and the Company plans to continue these efforts in the current fiscal year. The Company is presently exploring a potential business combination, but has not entered into any agreements. It is presently unknown whether a transaction will be concluded. The Company considers its current cash and cash equivalent balances adequate to satisfy its cash requirements for the next twelve months. However, legal and accounting and other expenses could increase significantly in connection with any contemplated business combination. Due to the nature of the Company's present activities, however, the Company is unable to predict its likely expenditures for professional fees and other expenses. The Company has no major capital commitments.

          The Company has no significant equipment and has not engaged in any research or development activities during the past two fiscal years. At present, the Company employs one person, on a part-time basis. The Company does not expect any changes unless a suitable business combination is identified.

RESULTS OF OPERATIONS SIX MONTHS ENDED OCTOBER 31, 1996 AND OCTOBER 31, 1995.

          During the six months ended October 31, 1996, the Company had a net loss of approximately $12,500. The Company incurred general and administrative costs of approximately $17,900. The Company's revenues consisted primarily of interest on cash and other money market instruments of approximately $5,400. During the six months ended October 31, 1995, the general and administrative costs were approximately $13,800 and the Company's revenues consisted primarily of approximately $6,100 from interest on cash and other money market instruments, and approximately $4,300 from the gain on the sale of marketable securities, resulting in a loss of approximately $3,300 for the period. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

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

                                OCTOBER 31, 1996


                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   APPLIED MEDICAL DEVICES, INC.



Date:  December 11, 1996           By:        /s/ Allan K. Lager
                                      -----------------------------------
                                        Allan K. Lager, President
                                        and Chief Financial Officer



                                    Form 10-QSB
                                    Page 8 of 8