Form 10QSB
period 1997-01-31
APPLIED MEDICAL DEVICES INC
filed 1997-03-12
CIK 312258

                   U. S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 0-9064

                         APPLIED MEDICAL DEVICES, INC.
       (Exact name of small business issuer as specified in its charter)

              Colorado                                 84-0789885
   (State or other jurisdiction of        (IRS Employer Identification Number)
   incorporation or organization)

  1722 Buffehr Creek Road, Vail, CO
   (Address of principal executive                        81657
              offices)                                 (Zip Code)

   Registrant's telephone number,                    (970) 479-2800
         including area code

Check whether the Issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes    X     No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at February 18, 1997
    Common Stock, $.01 par value                       65,977,800

                         APPLIED MEDICAL DEVICES, INC.
                                  Form 10-QSB

                               Table of Contents



     Part I.  Financial Information.........................................  3

     Consolidated Balance Sheets as of January 31, 1997 and
     April 30, 1996.........................................................  4

     Consolidated Statements of Operations for the three and nine month periods ended January 31, 1997, January 31, 1996 and Since Being a
     Development Stage Company..............................................  5

     Consolidated Statements of Cash Flows for the year-to-date periods ended January 31, 1997, January 31, 1996, and Since Being a Development
     Stage Company..........................................................  6

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................  7

     Part II.  Other Information............................................  7

     Signature Page.........................................................  8

                                  Form 10-QSB

                         APPLIED MEDICAL DEVICES, INC.

                                  FORM 10-QSB

                               JANUARY 31, 1997



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



                                  Form 10-QSB
                                  Page 3 of 8

                            APPLIED MEDICAL DEVICES, INC.
                           (A Developmental Stage Company)
                             CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     JANUARY 31,       APRIL 30,
                                                        1997             1996

ASSETS
CURRENT -
  Cash and cash equivalents                           $190,972         $214,845
  Prepaid expenses                                         500                0
-------------------------------------------------------------------------------
                                                      $191,472         $214,845
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES -
  Accrued expenses                                         $61              $61
-------------------------------------------------------------------------------

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common Stock - $.01 par value,
  75,000,000 shares authorized,
  issued and outstanding 65,977,800
  as of January 31, 1997 and April 30, 1996            659,778          659,778
  Additional paid-in capital                         4,172,128        4,172,128
  Accumulated deficit                               (4,451,999)      (4,451,999)
  Deficit accumulated during the
    development stage                                 (188,496)        (165,123)
-------------------------------------------------------------------------------
Total stockholders' equity                             191,411          214,784
-------------------------------------------------------------------------------
                                                      $191,472         $214,845
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   Form 10-QSB

                            APPLIED MEDICAL DEVICES, INC.
                            (A Development Stage Company)
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                  THREE MONTHS   Three Months     SIX MONTHS     Six Months    Since Being
                                     ENDED          Ended          ENDED          Ended             A
                                 JAN. 31, 1997  Jan. 31, 1996  JAN. 31, 1997  Jan. 31, 1996    Development
                                                                                              Stage Company
EXPENSES -
  General and administrative        $13,365         $7,493        $31,249        $21,311       $359,633
-----------------------------------------------------------------------------------------------------------

OTHER INCOME:
  Interest income                     2,502          2,921          7,876          9,053        107,548
  Other                                   -              -              -             63         32,536
  Gain from sale of
   marketable securities                  -              -              -          4,340         31,053
-----------------------------------------------------------------------------------------------------------
Total other income                    2,502          2,921          7,876         13,456        171,137
-----------------------------------------------------------------------------------------------------------
Net Loss                           $(10,863)       $(4,572)      $(23,373)       $(7,855)     $(188,496)
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE
  OF COMMON STOCK                       NIL            nil            NIL            nil
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING                     65,977,800     65,977,800     65,977,800     65,977,800
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

                                             Form 10-QSB

                              APPLIED MEDICAL DEVICES, INC.
                              (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                       NINE MONTHS    Nine Months    Since Being
                                                          ENDED          ended      A Development
                                                      JAN. 31, 1997  Jan. 31, 1996  Stage Company
OPERATING ACTIVITIES
  Net loss                                              $(23,373)      $(7,855)     $(188,496)
  Adjustments to reconcile net loss to
   cash used in operating activities:
      Gain from sale of marketable securities                  -        (4,340)       (31,053)
      Issuance of common stock for services                    -             -          7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                      -        (1,616)         4,903
      Accrued expenses                                         -            (1)       (43,049)
      Other                                                    -             -             10
      Prepaid expenses                                      (500)         (500)          (500)
-------------------------------------------------------------------------------------------------
Net cash used in operating activities                    (23,873)      (14,312)      (250,620)
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES -
  Proceeds from sale of marketable securities                  -         4,340         47,040
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       -             -        139,368
  Proceeds from exercise of stock warrants                     -             -         98,000
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities                      -             -        237,368
-------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        (23,873)       (9,972)        33,788

CASH AND CASH EQUIVALENTS,
beginning of period                                      214,845       227,122        157,184
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
end of period                                           $190,972      $217,150       $190,972
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

                                  Form 10-QSB

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

          The Company has no significant equipment and has not engaged in any research or development activities during the past two fiscal years. At present, the Company employs one person, on a part-time basis. The Company does not expect any changes unless the Company determines and proceeds with a business combination.

RESULTS OF OPERATIONS NINE MONTHS ENDED JANUARY 31, 1997 AND JANUARY 31, 1996.

          During the nine months ended January 31, 1997, the Company had a net loss of approximately $23,400. The Company incurred general and administrative costs of approximately $31,300. The Company's revenues consisted primarily of interest on cash and other money market instruments of approximately $7,900. During the nine months ended January 31, 1996, the general and administrative costs were approximately $21,300 and the Company's revenues consisted primarily of approximately $9,100 from interest on cash and other money market instruments, and approximately $4,300 from the gain on the sale of marketable securities, resulting in a loss of approximately $7,900 for the period. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

          As stated above in the Plan of Operations, due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables which cannot be predicted. Generally, after identifying a potential business opportunity, the Company could incur significant costs in evaluating the desirability of an acquisition or other form of business combination. Should the Company determine to proceed with the business combination, the transaction costs could be significant. Thereafter, results of operations would likely be materially affected by the business acquired by the Company.

                          PART II.  OTHER INFORMATION
Not Applicable



                                  Form 10-QSB

                         APPLIED MEDICAL DEVICES, INC.



                                  FORM 10-QSB

                               JANUARY 31, 1997



                                  SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   APPLIED MEDICAL DEVICES, INC.



Date:  March 12, 1997              By:      /s/ Allan K. Lager
                                        ----------------------------
                                        Allan K. Lager, President
                                        and Chief Financial Officer


                                  Form 10-QSB
                                  Page 8 of 8