Form 10QSB/A
period 1997-01-31
APPLIED MEDICAL DEVICES INC
filed 1997-03-14
CIK 312258

                   U. S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                FORM 10-QSB/A

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



                                  Form 10-QSB
                                  Page 2 of 6

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


                                   APPLIED MEDICAL DEVICES, INC.



Date:  March 14, 1997              By:      /s/ Allan K. Lager
                                        ----------------------------
                                        Allan K. Lager, President
                                        and Chief Financial Officer


                                  Form 10-QSB
                                  Page 6 of 6