Form 10KSB40
period 1997-04-30
APPLIED MEDICAL DEVICES INC
filed 1997-07-24
CIK 312258

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-KSB

(Mark One)

   X     Annual Report Pursuant to Section 13 or 15(d) of the
------   Securities Exchange Act of 1934 (Fee Required)
         Transition Report Pursuant to Section 13 or 15(d) of the
------   Securities Exchange Act of 1934 (No Fee Required)


For the fiscal year ended April 30, 1997
                          --------------
Commission file number 0-9064

                        APPLIED MEDICAL DEVICES, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

            COLORADO                                      84-0789885
-------------------------------                     ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)

1722 BUFFEHR CREEK ROAD, VAIL, CO                           81657
---------------------------------                   ----------------------
(Address of principal executive offices)                  (Zip Code)

                               (former address)
        8100 W. Crestline Avenue, Suite A-15, #330, Denver, CO  80123

Issuer's telephone number  (970) 479-2800

Securities registered pursuant to Section 12(b) of the Exchange Act : None Securities registered pursuant to Section 12(g) of the Exchange Act:

    Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X     No
                       ------     -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer had no revenues in its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates was approximately $1,278,400 based upon the average bid and asked prices of the stock on June 24, 1997 of $.02.

The number of shares of the Registrant's $.01 par value common stock outstanding as of June 24, 1997 was 65,977,800.

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

          QUARTER ENDED     HIGH BID     LOW BID
         ----------------   --------     -------
         April 30, 1997      $.001        $.001
         January 31, 1997    $.002        $.001
         October 31, 1996    $.002        $.002
         July 31, 1996       $.002        $.002
         April 30, 1996      $.002        $.0001
         January 31, 1996    $.002        $.001
         October 31, 1995    $*           $*
         July 31, 1995       $*           $*        *No bids were reported

         The quotations for the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         At June 24, 1997, the approximate number of holders of record of the Company's common stock was 9,924. The Company has not paid any cash dividends.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION.

         During the fiscal year ended April 30, 1997, the Company continued its efforts to acquire, merge with or enter into another form of business combination with another entity, and the Company plans to continue these efforts in the fiscal year ending April 30, 1998. The Company generated approximately $10,100 in interest income and had expenses of approximately $39,500 in the year ended April 30, 1997. Total assets, which declined by approximately thirteen percent from $214,800 to $186,100, consisted primarily of cash or cash equivalents. The Company considers its current cash and cash equivalent balances adequate to satisfy its cash requirements for the next twleve months, even if legal and accounting and other expenses were to increase significantly should the Company identify a suitable candidate for a business combination. Due to the nature of the Company's present activities, however, the Company is unable to predict its likely expenditures for professional fees and other expenses. The Company has no major capital commitments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS ENDED APRIL 30, 1997 AND APRIL 30, 1996.

         During the fiscal year ended April 30, 1997, the Company had a net loss of approximately $29,400. Net cash used in operating activities during the fiscal year 1997 was approximately $28,800. The Company incurred general and administrative costs of approximately $39,500 in fiscal 1997 of which approximately $23,300 were incurred in connection with daily operations and evaluation of business opportunities. Accounting, legal and transfer fees were approximately $16,200 or 41 percent of the total general and administrative expenses. The Company earned interest on temporary cash and other money market instruments of approximately $10,100. Interest income fluctuates based upon increases and decreases with general interest rates which cannot be predicted.

         During the fiscal year ended April 30, 1996, the Company had a net loss of $12,300. Net cash used in operating activities during the fiscal year 1996 was approximately $16,600. The Company incurred general and administrative costs of approximately $28,400 in fiscal 1996 of which approximately $18,900 were incurred in connection with daily operations and evaluation of business opportunities. Accounting, legal and transfer fees were approximately $9,500 or 33 percent of the total general and administrative expenses. The Company had gains from the sale of investment securities of approximately $4,300 and earned interest on temporary cash and other money market instruments in the amount of approximately $11,700.

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

         INCOME TAXES AND NET OPERATING LOSSES

         As discussed in Note 1 in the accompanying consolidated financial statement, the Company had net operating loss carryforwards for income tax purposes of approximately $2,991,000, of which approximately $155,000 are limited to future taxable income, if any, of the Company's inactive subsidiary. The deferred tax asset arising from the net operating loss carryforwards has been fully offset by a valuation allowance as it was unable to be determined if such tax benefits would more likely than not be realized.

         On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion (APB) No. 15, "Earnings Per Share". SFAS 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.

Item 7.  FINANCIAL STATEMENTS.

         See pages F-1 through F-9.

                                                 APPLIED MEDICAL DEVICES, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------
Report of Independent Certified Public Accountants                        F-2

Consolidated Balance Sheet as of
    April 30, 1997                                                        F-3

Consolidated Statements of Operations for the
    Years Ended April 30, 1997 and 1996
    and for the Period from May 1, 1987
    (Beginning of the Development Stage) to
    April 30, 1997                                                        F-4

Consolidated Statements of Stockholders' Equity for
    the Years Ended April 30, 1997 and 1996
    and for the Period from May 1, 1987
    (Beginning of the Development Stage) to
    April 30, 1995                                                        F-5

Consolidated Statements of Cash Flows for the
    Years Ended April 30, 1997 and 1996
    and for the Period from May 1, 1987
    (Beginning of the Development Stage) to
    April 30, 1997                                                        F-6

Summary of Accounting Policies                                      F-7 - F-8

Notes to Consolidated Financial Statements                                F-9

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors
Applied Medical Devices, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Applied Medical Devices, Inc. and subsidiary (a development stage company) as of April 30, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 1997. We have also audited the statements of operations, stockholders' equity and cash flows for the period from the beginning of development stage (May 1, 1987) to April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, and the cumulative amounts for the period from May 1, 1987 (beginning of development stage) to April 30, 1997, present fairly, in all material respects, the financial position of Applied Medical Devices, Inc. and subsidiary at April 30, 1997 and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1997 and the period from the beginning of development stage (May 1, 1987) to April 30, 1997, in conformity with generally accepted accounting principles.




                                         BDO SEIDMAN, LLP

Denver, Colorado
June 9, 1997

                                                 APPLIED MEDICAL DEVICES, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                                    CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------

APRIL 30,                                                                1997


ASSETS

CURRENT -
  Cash and cash equivalents                                       $   186,065
-------------------------------------------------------------------------------
                                                                  $   186,065

-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
  Accrued expenses                                                $       656
-------------------------------------------------------------------------------

COMMITMENT (Note 3)

STOCKHOLDERS' EQUITY (Note 2):
  Common stock, $.01 par value; 75,000,000 shares
    authorized, issued and outstanding, 65,977,800                    659,778
  Additional paid-in capital                                        4,172,128
  Accumulated deficit                                              (4,451,999)
  Deficit accumulated during the development stage                   (194,498)
-------------------------------------------------------------------------------

Total stockholders' equity                                            185,409
-------------------------------------------------------------------------------
                                                                  $   186,065
-------------------------------------------------------------------------------
      SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 APPLIED MEDICAL DEVICES, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

==============================================================================
                                                                  Development
                                                                      Stage
YEAR ENDED APRIL 30,                1997            1996         Cumulative(a)
------------------------------------------------------------------------------

EXPENSES - General and
  administrative                  $   39,487      $   28,405      $ 367,872
------------------------------------------------------------------------------

OTHER INCOME:
   Interest income                    10,112          11,725        109,785
   Gain from sale of
     marketable securities                 -           4,340         31,053
   Other                                   -              63         32,536
------------------------------------------------------------------------------

Total other income                    10,112          16,128        173,374
------------------------------------------------------------------------------
NET LOSS                          $  (29,375)    $   (12,277)     $(194,498)
==============================================================================

NET LOSS PER SHARE OF
  COMMON STOCK                    $      NIL     $       NIL
============================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING       65,977,800      65,977,800
============================================================

                SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(a) Cumulative from May 1, 1987 (beginning of the development stage) to April 30, 1997.

                                                                                               APPLIED MEDICAL DEVICES, INC.
                                                                                               (A DEVELOPMENT STAGE COMPANY)

                                                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


============================================================================================================================
YEARS ENDED APRIL 30, 1997 AND 1996 AND PERIOD FROM MAY 1, 1987 (BEGINNING OF
THE DEVELOPMENT STAGE) TO APRIL 30, 1995
----------------------------------------------------------------------------------------------------------------------------
                                                                                     Deficit
                                                                                   Accumulated
                                  Common Stock        Additional                    During the                     Total
                             ----------------------    Paid-in      Accumulated     Development    Treasury    Stockholders'
                               Shares      Amount      Capital        Deficit         Stage          Stock         Equity
----------------------------------------------------------------------------------------------------------------------------
BALANCE, May 1, 1987         43,256,994   $432,570    $4,389,342    $(4,451,999)    $       -      $ 234,949     $ 604,862

  Common stock issued
   for services               1,357,473     13,575        (6,000)             -             -              -         7,575

  Retirement of
   treasury stock            (3,136,667)   (31,367)     (203,582)             -             -       (234,949)     (469,898)

  Issuance of common
   stock and warrants
   pursuant to public
   offering                  14,700,000    147,000        (7,632)             -             -              -       139,368

  Exercise of stock
   purchase warrant           9,800,000     98,000             -              -             -              -        98,000

  Net loss for the periods            -          -             -              -      (152,846)             -      (152,846)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1995      65,977,800   $659,778    $4,172,128    $(4,451,999)    $(152,846)             -     $ 227,061

  Net loss for the year               -          -             -              -       (12,277)             -       (12,277)
----------------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 1996      65,977,800   $659,778    $4,172,128    $(4,451,999)    $(165,123)             -     $ 214,784

  Net loss for the year               -          -             -              -       (29,375)             -       (29,375)

BALANCE, April 30, 1997      65,977,800   $659,778    $4,172,128    $(4,451,999)    $(194,498)     $       -     $ 185,409
============================================================================================================================
                             SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.







                                                               APPLIED MEDICAL DEVICES, INC.
                                                               (A DEVELOPMENT STAGE COMPANY)

                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
============================================================================================

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                               Development
                                                                                  Stage
YEAR ENDED APRIL 30,                                     1997        1996      Cumulative(a)
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss                                           $  (29,375)  $  (12,277)   $ (194,498)
  Adjustments to reconcile net
    loss to cash used in
    operating activities:
      Gain from sale of marketable securities                 -       (4,340)      (31,053)
      Issuance of common stock for services                   -            -         7,565
      Changes in operating assets and liabilities:
        Accounts receivable                                   -            -         4,903
        Accrued expenses                                    595            -       (42,454)
        Other                                                              -            10
-------------------------------------------------------------------------------------------
Net cash used in operating activities                   (28,780)     (16,617)     (255,527)
-------------------------------------------------------------------------------------------
INVESTING ACTIVITIES -
  Proceeds from sale of marketable securities                 -        4,340        47,040
-------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from issuance of
    common stock                                              -            -       139,368
  Proceeds from exercise of
    stock warrants                                            -            -        98,000
-------------------------------------------------------------------------------------------
Net cash provided by financing activities                     -            -       237,368
-------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      (28,780)     (12,277)       28,881

CASH AND CASH EQUIVALENTS,
  beginning of year                                     214,845      227,122       157,184
-------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  end of year                                        $  186,065   $  214,845    $  186,065
===========================================================================================

     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(a) Cumulative from May 1, 1987 (beginning of the development stage) to April 30, 1997.

                                                 APPLIED MEDICAL DEVICES, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                                SUMMARY OF ACCOUNTING POLICIES
==============================================================================

ORGANIZATION         Applied Medical Devices, Inc. (the "Company")(a development
AND                  stage company) was incorporated on February 5, 1979 under
BUSINESS             the laws of the State of Colorado to engage in the
                     development and sale of medical devices and medical technology. In July, 1986, the Company decided to discontinue its business operations and commenced disposing of its business assets. As of May 1, 1987, the Company had completed the disposition of its business operations.
                     Since that time, the Company's operations have consisted of efforts to pursue other business opportunities and funding sources. Accordingly, the Company is considered to be in the development stage.

                     The financial statements include the accounts of the Company and its inactive wholly owned subsidiary, Applied Medical, Inc. ("AMI"). All intercompany accounts and transactions have been eliminated.

FINANCIAL            The Company's financial instruments that are exposed to
INSTRUMENTS          concentrations of credit risk consist primarily of cash
AND                  equivalents.
CONCENTRATIONS
OF                   The Company's cash equivalents are invested in money market
CREDIT RISK          accounts placed with major financial institutions and in
                     United States government securities. The investment policy limits the Company's exposure to concentrations of credit risk. Money market deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

USE OF               The preparation of financial statements in conformity with
ESTIMATES            generally accepted accounting principles requires
                     management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET LOSS             Net loss per common share is based on the weighted average
PER SHARE            number of shares outstanding during each period presented.
                     Stock options and warrants, when outstanding, are included as common stock equivalents, when dilutive.

CASH                 The Company considers all highly liquid investments
EQUIVALENTS          purchased with an original maturity of three months or less to be cash equivalents. At April 30, 1997 cash equivalents include a United States Treasury bill of approximately
                     $150,000.

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

                                                 APPLIED MEDICAL DEVICES, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                                SUMMARY OF ACCOUNTING POLICIES
==============================================================================

RECENT ACCOUNTING    On March 3, 1997, the Financial Accounting Standards Board
PRONOUNCEMENTS       (FASB) issued Statement of Financial Accounting Standards
                     No. 128 "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion (APB) No. 15, "Earnings Per
                     Share". SFAS 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
                     Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.
                     The Company will adopt SFAS No. 128 in 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.

                                                 APPLIED MEDICAL DEVICES, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==============================================================================

1.   INCOME TAXES      As of April 30, 1997 the net deferred tax asset
                       recorded and its approximate tax effect consists of tax operating loss carryforwards and capitalized start-up costs of $1,368,000. As of April 30, 1997, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as it was determined that it is more likely than not that the deferred tax asset will not be realized.

                       At April 30, 1997 the Company has net operating loss carryforwards of approximately $2,991,000 which expire through 2002.

                       In addition, AMI has approximately $155,000 in net operating loss carryforwards which were generated prior to AMI's acquisition by the Company. These net operating loss carryforwards may be used only to offset AMI's future earnings should AMI reactivate its operations.

2.   STOCKHOLDERS'     During fiscal 1988 and 1989, the Company issued a total
     EQUITY            of 1,356,473 of its common shares to certain employees
                       and directors for services valued at $7,565.

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

3.   COMMITMENT        The Company leases office space from an affiliate of a
                       stockholder for $500 per month on a month-to-month basis.
                       Rent expense for the years ended April 30, 1997, and 1996 was $6,200 and $6,260.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no changes in accountants during the fiscal year ended April 30, 1997. Not applicable.

                                       PART III

Item 9.       DIRECTORS AND EXECUTIVE OFFICERS.

                           Date First
                           Elected               Principal Occupation
Name                Age    Director                 and Employment
-------------------------------------------------------------------------------

Gary Brunner        52     1988      Mr. Brunner has been self employed as a
                                     medical services consultant since 1985.
                                     From 1981 to 1985, he was Vice President of Operations of the Company. Mr. Brunner received a B.S. degree from the University of Northern Colorado in 1968.
                                     Mr. Brunner became Secretary and Director of the Company in October 1988.

Allan K. Lager      54     1989      Mr. Lager has been an automotive
                                     consultant since 1988. From 1978 to 1988, he was President and Director of Storz, Inc., a firm involved in the sales and service of Porsche automobiles. Mr. Lager became President and Director of the Company in April 1989.

Kenneth E. Shearer  52     1988      Since 1990, Mr. Shearer has been a
                                     management consultant in the area of
                                     health management and economics.
                                     Mr. Shearer received a Bachelor's degree in pre-law in 1962 from Central State
                                     University and a Master's degree in public and international affairs in 1964 from the University of Pittsburgh.

    The directors of the Company are elected to serve until the next Annual Meeting of Shareholders or until their successors have been duly elected and qualified. None of the Company's officers has an employment agreement with the Company and, therefore, each serves at the pleasure of the Company's Board of Directors. There are no family relationships among the Company's officers and directors. During the fiscal year ended April 30, 1997, the Company held one meeting of Directors. The Company's Board of Directors has no committees. There are no standard or other arrangements pursuant to which directors are compensated as such or for committee particpation.

    Based solely upon a review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended April 30, 1997.

Item 10. EXECUTIVE COMPENSATION.

    (a) CASH COMPENSATION. The following sets forth cash compensation paid by the Company during the fiscal year ended April 30, 1997 to executive officers as a group. No officer received more than $100,000 during the fiscal year.

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

    (b) OPTION SAR GRANTS TABLE; AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR END OPTION/SAR TABLE; AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES; TERM INCENTIVE PLAN AWARDS TABLE.

    None of the Company's officers or directors was granted or exercised any stock option, stock appreciation right or received any awards under any long term incentive, stock option or similar plan; accordingly, no tables for these items are included.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding shares of common stock of the Company on June 24, 1997, and the number of shares of common stock of the Company beneficially owned by each director of the Company and all officers and directors of the Company as a group.

                                        Number of          Percent of
Beneficial Owner                         Shares              Class
--------------------------------------------------------------------------

Gary Brunner (1)
1071 S. Foothill Drive
Lakewood, Colorado  80228                 716,493             1.1%

Allan K. Lager
1040 S. Franklin Street
Denver, Colorado  80209                 1,141,667             1.7%


Kenneth E. Shearer
1175 Emerson Street, Suite 208
Denver, Colorado  80218                   200,000              .3%

All officers and directors
as a group (3 persons)                  2,058,140             3.1%

Gary McAdam (2)
14 Red Tail Drive
Highlands Ranch, Colorado  80126        5,975,000             9.1%

Jill J. Pusey (3)
1722 Buffehr Creek Road
Vail, Colorado  81657                   4,933,333             7.5%

---------
(1) Includes 560,000 shares owned by Brunner & Associates, P.C., a corporation owned by Mr. Brunner. Does not include 568,566 shares owned by Mr. Brunner's father.

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

                                  INDEX TO EXHIBITS

    3    (a)  Articles of Incorporation, as amended, of the Company, previously filed as an exhibit to the Form 10-K Report for the year ended April 30, 1981, which Exhibit is incorporated herein by reference thereto.

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

                                      APPLIED MEDICAL DEVICES, INC.


Date: July 24, 1997                   By:    /s/ Allan K. Lager
                                          ------------------------------------
                                          Allan K. Lager, President

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 24, 1997                   By:    /s/ Allan K. Lager
                                          ------------------------------------
                                          Allan K. Lager, President


Date: July 24, 1997                   By:    /s/ Gary Brunner
                                          ------------------------------------
                                          Gary Brunner, Secretary and Director


Date: July 24, 1997                   By:    /s/ Kenneth E. Shearer
                                          ------------------------------------
                                          Kenneth E. Shearer, Director