Form 10QSB
period 1997-07-31
APPLIED MEDICAL DEVICES INC
filed 1997-09-12
CIK 312258

                   U. S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number  0-9064
                       --------

                        APPLIED MEDICAL DEVICES, INC.
      (Exact name of small business issuer as specified in its charter)

                 Colorado                                 84-0789885
    (State or other jurisdiction of         (IRS Employer Identification Number)
     incorporation or organization)

   1722 Buffehr Creek Road, Vail, CO                         81657
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including
                area code                              (970) 479-2800


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes  X     No
                                           ---

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                  Outstanding at September 3, 1997
   Common Stock, $.01 par value                 65,977,800

                      APPLIED MEDICAL DEVICES, INC.
                               Form 10-QSB

                            Table of Contents



    Part I.  Financial Information . . . . . . . . . . . . . . . .  3

    Consolidated Balance Sheets as of July 31, 1997 and
    April 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . .  4

    Consolidated Statements of Operations for the three month
    period ended July 31, 1997, July 31, 1996 and Since Being a
    Development Stage Company. . . . . . . . . . . . . . . . . . .  5

    Consolidated Statements of Cash Flows for the year-to-date periods  ended July 31, 1997, July 31, 1996, and Since Being a Development Stage Company. . . . . . . . . . . . . . . . . .  6

    Management's Discussion and Analysis of Financial Condition
    and Results of Operations. . . . . . . . . . . . . . . . . . .  7,8,9

    Part II.  Other Information. . . . . . . . . . . . . . . . . .  9

    Signature Page . . . . . . . . . . . . . . . . . . . . . . . .  10





                                 Form 10-QSB
                                 Page 2 of 10

                        APPLIED MEDICAL DEVICES, INC.

                                 FORM 10-QSB

                                JULY 31, 1997



                       PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

The unaudited financial statements reflect all adjustments and contain all information necessary, in the opinion of management, for a fair presentation of the financial position and results of operation for the interim periods reported when these statements are read in conjunction with the notes to financial statements included in the Registrant's Form 10-KSB for the year ended April 30, 1997.





                                   Form 10-QSB
                                   Page 3 of 10

                          APPLIED MEDICAL DEVICES, INC.
                         (A Developmental Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                              JULY 31,    APRIL 30,
                                                1997        1997
                                              --------    ---------
ASSETS
CURRENT -
  Cash and cash equivalents                $   179,900  $   186,065
--------------------------------------------------------------------
                                           $   179,900  $   186,065
--------------------------------------------------------------------
--------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES -
  Accrued expenses                         $     3,109  $       656
--------------------------------------------------------------------

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common Stock - $.01 par value,
   75,000,000 shares authorized,
   issued and outstanding 65,977,800
   as of July 31, 1997 and April 30, 1997      659,778      659,778
  Additional paid-in capital                 4,172,128    4,172,128
  Accumulated deficit                       (4,451,999)  (4,451,999)
  Deficit accumulated during the
   development stage                         (203,116)     (194,498)
--------------------------------------------------------------------
Total shareholders' equity                     176,791      185,409
--------------------------------------------------------------------
                                           $   179,900  $   186,065
--------------------------------------------------------------------
--------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                                 Form 10-QSB
                                 Page 4 of 10

                        APPLIED MEDICAL DEVICES, INC.
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                              THREE MONTHS    THREE MONTHS    SINCE BEING
                                  ENDED          ENDED       A DEVELOPMENT
                             JULY 31, 1997   JULY 31, 1996   STAGE COMPANY
                             -------------   -------------   -------------

EXPENSES -
  General and administrative    $10,884         $ 8,479      $ 378,756
--------------------------------------------------------------------------
OTHER INCOME:
  Interest income                 2,266           2,681        112,051
  Other                               -               -         32,536
  Gain from sale of
    marketable securities             -               -         31,053
--------------------------------------------------------------------------
Total other income                2,266           2,681        175,640
--------------------------------------------------------------------------
Net Loss                        $(8,618)        $(5,798)     $(203,116)
--------------------------------------------------------------------------
--------------------------------------------------------------------------

NET LOSS PER SHARE
  OF COMMON STOCK                   NIL             NIL
-------------------------------------------------------
-------------------------------------------------------

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                65,977,800      65,977,800
-------------------------------------------------------
-------------------------------------------------------

See accompanying notes to consolidated financial statements.


                                   Form 10-QSB

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 THREE MONTHS          THREE MONTHS        SINCE BEING
                                                    ENDED                  ENDED          A DEVELOPMENT
                                                JULY 31, 1997         JULY 31, 1996       STAGE COMPANY
                                                -------------         -------------       -------------


OPERATING ACTIVITIES
  Net loss                                       $(8,618)                 $(5,798)        $(203,116)
  Adjustments to reconcile net loss to
    cash used in operating activities:
    Gain from sale of marketable securities            -                        -           (31,053)
    Issuance of common stock for services              -                        -             7,565
    Changes in operating assets and liabilities:
    Accounts receivable                                -                        -             4,903
    Accrued expenses                               2,453                    3,526           (40,001)
    Other                                              -                        -                10
    Prepaid expenses                                   -                   (1,500)                -
----------------------------------------------------------------------------------------------------------
Net cash used in operating activities             (6,165)                  (3,772)         (261,692)
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES -
  Proceeds from sale of marketable securities          -                        -            47,040
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock               -                        -           139,368
  Proceeds from exercise of stock warrants             -                        -            98,000
----------------------------------------------------------------------------------------------------------

Net cash provided by financing activities              -                        -           237,368
----------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                (6,165)                  (3,772)           22,716

CASH AND CASH EQUIVALENTS,
beginning of period                              186,065                  214,845           157,184
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
end of period                                   $179,900                 $211,073          $179,900
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                                     Form 10-QSB

     Note 1 - The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended April 30, 1997.

     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following review concerns the three month period ended July 31, 1997, and July 31, 1996, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10QSB.

     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act, and is subject to the safe harbor created by that section. Factors that could cause actual results to differ materially from these contained in the forward looking statements are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations."


PLAN OF OPERATION.

      The Company has continued its efforts to acquire, merge with or enter into another form of business combination with another entity, and the Company plans to continue these efforts in the current fiscal year. It is presently unknown whether any transaction will be concluded. The Company considers its current cash and cash equivalent balances adequate to satisfy its cash requirements for the next twelve months. However, legal and accounting and other expenses could increase significantly in connection with any contemplated business combination. Due to the nature of the Company's present activities, however, the Company is unable to predict its likely expenditures for professional fees and other expenses. The Company has no major capital commitments.

     The Company has no significant equipment and has not engaged in any research or development activities during the past two fiscal years. At present, the Company employs one person, on a part-time basis. The Company does not expect any changes unless the Company determines to proceed with a business combination.

                                Form 10-QSB

RESULTS OF OPERATIONS THREE MONTHS ENDED JULY 31, 1997 AND JULY 31, 1996.

     During the three months ended July 31, 1997, the Company had a net loss of approximately $8,600. The Company incurred general and administrative costs of approximately $10,900. The Company's revenues consisted primarily of interest on cash and other money market instruments of approximately $2,300. During the three months ended July 31, 1996, the general and administrative costs were approximately $8,500 and the Company's revenues consisted primarily of approximately $2,700 from interest on cash and other money market instruments, resulting in a loss of approximately $5,800 for the period. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

     As stated above in the Plan of Operation, due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables which cannot be predicted. Generally, after identifying a potential business opportunity, the Company could incur significant costs in evaluating the desirability of an acquisition or other form of business combination. Should the Company determine to proceed with the business combination, the transaction costs could be significant. Thereafter, results of operations would likely be materially affected by the business acquired by the Company.

     Recent accounting pronouncements: On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in fiscal 1998 and its implementation is not expected to have a material effect on the financial statements.

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, as components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 required that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                               Form 10-QSB

     Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and required reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance.

     Both SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.


                             PART II.  OTHER INFORMATION
Not Applicable



                                     Form 10-QSB

                            APPLIED MEDICAL DEVICES, INC.



                                     FORM 10-QSB

                                    JULY 31, 1997



                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        APPLIED MEDICAL DEVICES, INC.



Date:  September 12, 1997               By:    /s/ Allan K. Lager
                                           ---------------------------
                                             Allan K. Lager, President
                                             and Chief Financial Officer




















                                    Form 10-QSB
                                   Page 10 of 10