Form 10QSB
period 1997-10-31
APPLIED MEDICAL DEVICES INC
filed 1997-12-11
CIK 312258

                    U. S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                                         Yes    X     No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at November 18, 1997
     Common Stock, $.01 par value                       65,977,800

                        APPLIED MEDICAL DEVICES, INC.
                                 Form 10-QSB

                              Table of Contents


Part I.  Financial Information....................................   3

Consolidated Balance Sheets as of October 31, 1997 and
April 30, 1997....................................................   4

Consolidated Statements of Operations for the six month periods ended October 31, 1997, October 31, 1996 and Since Being a
Development Stage Company.........................................   5

Consolidated Statements of Cash Flows for the year-to-date
periods ended October 31, 1997, October 31, 1996, and Since
Being a Development Stage Company.................................   6

Management's Discussion and Analysis of Financial Condition
and Results of Operations.........................................   7, 8, & 9

Part II.  Other Information.......................................   9

Signature Page....................................................   10




                                  Form 10-QSB

                          APPLIED MEDICAL DEVICES, INC.

                                 FORM 10-QSB

                               OCTOBER 31, 1997



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



                                     Form 10-QSB

                         APPLIED MEDICAL DEVICES, INC.
                        (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                    OCTOBER 31,    APRIL 30,
                                                       1997          1997

ASSETS
CURRENT -
  Cash and cash equivalents                          $174,297          $186,065
-------------------------------------------------------------------------------
                                                     $174,297          $186,065
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES -
  Accrued expenses                                     $1,631              $656
-------------------------------------------------------------------------------

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common Stock - $.01 par value,
  75,000,000 shares authorized,
  issued and outstanding 65,977,800
  as of October 31, 1997 and April 30, 1997           659,778           659,778
  Additional paid-in capital                        4,172,128         4,172,128
  Accumulated deficit                              (4,451,999)       (4,451,999)
  Deficit accumulated during the
    development stage                                (207,241)         (194,498)
-------------------------------------------------------------------------------
Total shareholders' equity                            172,666           185,409
-------------------------------------------------------------------------------
                                                     $174,297          $186,065
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                 Form 10-QSB

                         APPLIED MEDICAL DEVICES, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                         THREE MONTHS    Three Months      SIX MONTHS      Six Months     Since Being
                                            ENDED            Ended            ENDED          Ended             A
                                        OCT. 31, 1997    Oct. 31, 1996    OCT. 31, 1997   Oct. 31, 1996   Development
                                                                                                         Stage Company
EXPENSES -
  General and administrative               $6,348            $9,404         $17,232         $17,884         $385,104
----------------------------------------------------------------------------------------------------------------------

OTHER INCOME:
  Interest income                           2,223             2,692           4,489           5,374          114,274
  Other                                         -                 -               -               -           32,536
  Gain from sale of
    marketable securities                       -                 -               -               -           31,053
----------------------------------------------------------------------------------------------------------------------
Total other income                          2,223             2,692           4,489           5,374          177,863
----------------------------------------------------------------------------------------------------------------------
Net Loss                                 $ (4,125)          $(6,712)       $(12,743)       $(12,510)       $(207,241)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE
  OF COMMON STOCK                             NIL               NIL
-----------------------------------------------------------------------
-----------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                          65,977,800        65,977,800
-----------------------------------------------------------------------
-----------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                  Form 10-QSB

                         APPLIED MEDICAL DEVICES, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           SIX MONTHS       Six Months        Since Being
                                                             ENDED            ended          A Development
                                                         OCT. 31, 1997     Oct. 31, 1996     Stage Company
OPERATING ACTIVITIES
  Net loss                                                 $(12,743)         $(12,510)         $(207,241)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities                     -                 -            (31,053)
      Issuance of common stock for services                       -                 -              7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                         -                 -              4,903
      Accrued expenses                                          975                 -            (41,479)
      Other                                                       -                 -                 10
      Prepaid expenses                                            -            (1,000)                 -
------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                       (11,768)          (13,510)          (267,295)

------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES -
  Proceeds from sale of marketable securities                     -                 -             47,040
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          -                 -            139,368
  Proceeds from exercise of stock warrants                        -                 -             98,000
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                         -                 -            237,368

------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          (11,768)          (13,510)            17,113

CASH AND CASH EQUIVALENTS,
beginning of period                                         186,065           214,845            157,184

------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
end of period                                              $174,297          $201,335           $174,297
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                 Form 10-QSB

    Note 1 - The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commmission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended April 30, 1997.

    The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    The following review concerns the six month periods ended October 31, 1997, and October 31, 1996, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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

                                 Form 10-QSB

RESULTS OF OPERATIONS SIX MONTHS ENDED OCTOBER 31, 1997 AND OCTOBER 31, 1996.

    During the six months ended October 31, 1997, the Company had a net loss of approximately $12,700. The Company incurred general and administrative costs of approximately $17,200. The Company's revenues consisted primarily of interest on cash and other money market instruments of approximately $4,500. During the six months ended October 31, 1996, the general and administrative costs were approximately $17,900 and the Company's revenues consisted primarily of approximately $5,400 from interest on cash and other money market instruments, resulting in a loss of approximately $12,500 for the period. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

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

                               OCTOBER 31, 1997



                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APPLIED MEDICAL DEVICES, INC.


Date:  December 11, 1997               By:     /s/ Allan K. Lager
                                          --------------------------------
                                          Allan K. Lager, President
                                          and Chief Financial Officer



                                 Form 10-QSB
                                Page 10 of 10