Form 10QSB
period 1998-01-31
APPLIED MEDICAL DEVICES INC
filed 1998-03-11
CIK 312258

                   U. S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-9064

                        APPLIED MEDICAL DEVICES, INC.
      (Exact name of small business issuer as specified in its charter)

              Colorado                                   84-0789885
   (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                  Identification Number)

        1722 Buffehr Creek Road,
                Vail, CO                                   81657
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone
      number, including area code                     (970) 479-2800


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes    X     No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                   Class                    Outstanding at March 2, 1998
       Common Stock, $.01 par value                 65,977,800

                        APPLIED MEDICAL DEVICES, INC.
                                 Form 10-QSB

                              Table of Contents



     Part I.  Financial Information........................................  3

     Consolidated Balance Sheets as of January 31, 1998 and
     April 30, 1997........................................................  4

     Consolidated Statements of Operations for the nine month periods ended January 31, 1998, January 31, 1997 and Since Being a
     Development Stage Company.............................................  5

     Consolidated Statements of Cash Flows for the year-to-date periods ended January 31, 1998, January 31, 1997, and Since Being a Development
     Stage Company.........................................................  6

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................... 7, 8, & 9

     Part II.  Other Information...........................................  9

     Signature Page........................................................ 10


                                 Form 10-QSB

                        APPLIED MEDICAL DEVICES, INC.

                                 FORM 10-QSB

                               JANUARY 31, 1998



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


                                 Form 10-QSB

                        APPLIED MEDICAL DEVICES, INC.
                        (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEETS

                                                    JANUARY 31,      APRIL 30,
                                                       1998            1997
                                                    (Unaudited)
ASSETS
CURRENT -
  Cash and cash equivalents                          $  168,513     $  186,065
-------------------------------------------------------------------------------
                                                     $  168,513     $  186,065
===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES -
  Accrued expenses                                   $    1,118     $      656
-------------------------------------------------------------------------------

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common Stock - $.01 par value,
  75,000,000 shares authorized,
  issued and outstanding 65,977,800
  as of January 31, 1998 and April 30, 1997             659,778        659,778
  Additional paid-in capital                          4,172,128      4,172,128
  Accumulated deficit                                (4,451,999)    (4,451,999)
  Deficit accumulated during the
    development stage                                  (212,512)      (194,498)
-------------------------------------------------------------------------------
Total shareholders' equity                              167,395        185,409
-------------------------------------------------------------------------------
                                                       $168,513    $   186,065
===============================================================================


See accompanying notes to consolidated financial statements.


                                 Form 10-QSB

                           APPLIED MEDICAL DEVICES, INC.
                           (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                 THREE MONTHS   Three Months   NINE MONTHS    Nine Months      Since Being
                                     ENDED         Ended          ENDED          Ended       A Development
                                JAN. 31, 1998  Jan. 31, 1997  JAN. 31, 1998  Jan. 31, 1997   Stage Company
                               --------------  -------------  -------------  -------------   --------------
EXPENSES -
  General and administrative       $7,448        $13,365         $24,680         $31,249           $392,552
____________________________________________________________________________________________________________

OTHER INCOME:
  Interest income                    2,177         2,502           6,666           7,876            116,451
  Other                                  -             -               -               -             32,536
  Gain from sale of
    marketable securities                -             -               -               -             31,053
____________________________________________________________________________________________________________
Total other income                   2,177         2,502           6,666           7,876            180,040
____________________________________________________________________________________________________________
Net Loss                           $(5,271)     $(10,863)       $(18,014)       $(23,373)         $(212,512)

============================================================================================================

BASIC INCOME (LOSS) PER SHARE          NIL                           NIL
=========================================================================

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                   65,977,800                    65,977,800
=========================================================================


See accompanying notes to consolidated financial statements.









                                    Form 10-QSB
                                    Page 5 of 10

                           APPLIED MEDICAL DEVICES, INC.
                           (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                              NINE MONTHS       Nine Months      Since Being
                                                 ENDED             ended        A Development
                                             JAN. 31, 1998     Jan. 31,1997     Stage Company
                                             -------------     ------------     -------------
OPERATING ACTIVITIES
  Net loss                                      $(18,014)        $(23,373)         $(212,512)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities          -                -            (31,053)
      Issuance of common stock for services            -                -              7,565
      Changes in operating assets and liabilities:
      Accounts receivable                              -                -              4,903
      Accrued expenses                               462                -            (41,992)
      Other                                            -                -                 10
      Prepaid expenses                                 -             (500)                 -
_____________________________________________________________________________________________
Net cash used in operating activities            (17,552)         (23,873)          (273,079)

_____________________________________________________________________________________________

INVESTING ACTIVITIES -
  Proceeds from sale of marketable securities          -                -             47,040
_____________________________________________________________________________________________

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock               -                -            139,368
  Proceeds from exercise of stock warrants             -                -             98,000
_____________________________________________________________________________________________
Net cash provided by financing activities              -                -            237,368
_____________________________________________________________________________________________
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               (17,552)         (23,873)            11,329
CASH AND CASH EQUIVALENTS,
beginning of period                              186,065          214,845            157,184
_____________________________________________________________________________________________
CASH AND CASH EQUIVALENTS,
end of period                                   $168,513         $190,972           $168,513
=============================================================================================


See accompanying notes to consolidated financial statements.



                                    Form 10-QSB
                                    Page 6 of 10

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

     Note 2 - The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for all periods presented.

     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following review concerns the nine month periods ended January 31, 1998, and January 31, 1997, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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

                                    Form 10-QSB
                                    Page 7 of 10

RESULTS OF OPERATIONS NINE MONTHS ENDED JANUARY 31, 1998 AND JANUARY 31, 1997.

     During the nine months ended January 31, 1998, the Company had a net loss of approximately $18,000. The Company incurred general and administrative costs of approximately $24,700. The Company's revenues consisted primarily of interest on cash and other money market instruments of approximately $6,700. During the nine months ended January 31, 1997, the general and administrative costs were approximately $31,300 and the Company's revenues consisted primarily of approximately $7,900 from interest on cash and other money market instruments, resulting in a loss of approximately $23,400 for the period. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

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

                            PART II.  OTHER INFORMATION
Not Applicable





                                    Form 10-QSB
                                    Page 9 of 10

                           APPLIED MEDICAL DEVICES, INC.



                                    FORM 10-QSB

                                  JANUARY 31, 1998



                                     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           APPLIED MEDICAL DEVICES, INC.



Date:  March 11, 1998                       By:      /s/Allan K. Lager
                                              -----------------------------
                                                 Allan K. Lager, President
                                                 and Chief Financial Officer




                                    Form 10-QSB
                                    Page 10 of 10