Form 10KSB
period 1998-04-30
APPLIED MEDICAL DEVICES INC
filed 1998-07-29
CIK 312258

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

  X
----- Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended April 30, 1998

Commission file number 0-9064

                          APPLIED MEDICAL DEVICES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                            84-0789885
            --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

1722 Buffehr Creek Road, Vail, CO                                  81657
---------------------------------                                  -----
(Address of principal executive offices)                         (Zip Code)

                                (former address)
          8100 W. Crestline Avenue, Suite A-15, #330, Denver, CO 80123

Issuer's telephone number  (970) 479-2800

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

                                Yes  X   No
                                   -----   -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer had approximately $87,00 in interest revenue in its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates was approximately $51,720 based upon the bid price of the stock on June 29, 1998 of $.001. However, trading in the stock is limited and sporadic. See Item 5.

The number of shares of the Registrant's $.01 par value common stock outstanding as of June 29, 1998 was 65,977,800.

Disclosure Regarding Forward-Looking Statements
-----------------------------------------------

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the
"Exchange Act"). All statements other than statements of historical fact included in this Report, including without limitation, the statements in Items 1 and 6 regarding the Company's financial position and liquidity, the Company's plan of operation and other matters, may be deemed forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Report, including without limitation, in conjunction with the forward-looking statements included in the Report. Should the Company's underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as intended, anticipated, believed, estimated or expected or with respect to other forward-looking statements. The Company does not undertake to update these forward-looking statements.

                                     Part I


Item 1. Description/Business.
        ---------------------

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

Item 2. Description of Properties.
        --------------------------

     The Company owns no real property. The Company presently subleases office facilities from, and is provided administrative services by, an entity that has certain common shareholders with the Company. The facilities and services are provided on a month-to-month basis for $250 per month pursuant to an oral arrangement. See Item 12.

Item 3. Legal Proceedings.
        ------------------

     The Company is not involved in any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter covered by this Report, and this Item is, therefore, inapplicable.

                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.
        -------------------------------------------------------------------

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

               Quarter Ended                High Bid      Low Bid
               -------------                --------      -------
               April 30, 1998                $.001         $.001
               January 31, 1998              $.001         $.001
               October 31, 1997              $.001         $.001
               July 31, 1997                 $.001         $.001
               April 30, 1997                $.001         $.001
               January 31, 1997              $.001         $.001
               October 31, 1996              $.002         $.002
               July 31, 1996                 $.002         $.002

     The quotations for the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     At June 29, 1998, the approximate number of holders of record of the Company's common stock was 9,877. The Company has not paid any cash dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation.
        ----------------------------------------------------------

Plan of Operation.
------------------

     During the fiscal year ended April 30, 1998, the Company continued its efforts to acquire, merge with or enter into another form of business combination with another entity, and the Company plans to continue these efforts in the fiscal year ending April 30, 1999. The Company generated approximately $8,700 in interest income and had expenses of approximately $34,500 in the year ended April 30, 1998. Total assets, which declined by approximately fourteen percent from $186,100 to $160,100, consisted of cash or cash equivalents. The Company expects that its current cash and cash equivalent balances should be adequate to satisfy its cash requirements for the next twleve months, even if legal and accounting and other expenses were to increase significantly should the Company identify a suitable candidate for a business combination. Due to the nature of the Company's present activities, however, the Company is unable to predict its likely expenditures for professional fees and other expenses. At present, the Company has no major capital commitments.

Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

Fiscal Years Ended April 30, 1998 and April 30, 1997.
-----------------------------------------------------

     During the fiscal year ended April 30, 1998, the Company had a net loss of approximately $25,800. Net cash used in operating activities during the fiscal year 1998 was approximately $26,000. The Company incurred general and
administrative   costs  of  approximately   $34,500  in  fiscal  1998  of  which
approximately $19,300 were incurred in connection with daily operations and evaluation of business opportunities. Accounting, legal and transfer fees were approximately $15,200 or 44 percent of the total general and administrative expenses. The Company earned interest on temporary cash and other money market instruments of approximately $8,700. Interest income fluctuates based upon increases and decreases with general interest rates which cannot be predicted.

     During the fiscal year ended April 30, 1997, the Company had a net loss of approximately $29,400. Net cash used in operating activities during the fiscal year 1997 was approximately $28,800. The Company incurred general and
administrative   costs  of  approximately   $39,500  in  fiscal  1997  of  which
approximately $23,300 were incurred in connection with daily operations and evaluation of business opportunities. Accounting, legal and transfer fees were approximately $16,200 or 41 percent of the total general and administrative expenses. The Company earned interest on temporary cash and other money market instruments in the amount of approximately $10,100.

     As stated above in Plan of Operation, due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables which cannot be predicted. Generally, if the Company were to identify a potential business opportunity, the Company anticipates that it would incur significant costs in evaluating the desirability of an acquisition or other form of business combination. Should the Company determine to proceed with the business combination, the transaction costs could be significant. Thereafter, results of operations would be expected to be materially affected by the business acquired by the Company.

     Income Taxes And Net Operating Losses
     -------------------------------------

     As discussed in Note 1 in the accompanying consolidated financial statement, the Company had net operating loss carryforwards for income tax purposes of approximately $2,705,000, of which approximately $17,000 are limited to future taxable income, if any, of the Company's inactive subsidiary. The deferred tax asset of $1,157,000 arising from the net operating loss carryforwards has been fully offset by a valuation allowance as it was unable to be determined if such tax benefits would more likely than not be realized.

     Year 2000
     ---------

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not timely completed, the Year 2000 problem may have a material impact on the operations of the Company. The Company does not believe that the costs of modifications or conversion will have a material effect.

     Recent Accounting Pronouncements
     --------------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS)
130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It is also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

     In February 1998, the FASB issued SFAS No. 132, "Employees Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated unless such information is not readily available. Management believes that adoption of this statement will have no material impact on the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will not have a material impace on the Company's financial statements.

Item 7. Financial Statements.
        ---------------------

     See pages F-1 through F-10.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

     There were no changes in accountants during the fiscal year ended April 30, 1998. Not applicable.

                                    PART III

Item 9. Directors and Executive Officers.
        ---------------------------------

                             Date First
                             Elected         Principal Occupation
Name                   Age   Director        and Employment
--------------------------------------------------------------------------------

Gary Brunner            53     1988          Mr.  Brunner has been self employed
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

Allan K. Lager          55     1989          Mr.  Lager  has been an  automotive
                                             consultant since 1988. From 1978 to
                                             1988, he was President and Director
                                             of Storz,  Inc., a firm involved in
                                             the sales and  service  of  Porsche
                                             automobiles.   Mr.   Lager   became
                                             President   and   Director  of  the
                                             Company in April 1989.

Kenneth E. Shearer      53     1988          Since 1990,  Mr. Shearer has been a
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

     The directors of the Company are elected to serve until the next Annual Meeting of Shareholders or until their successors have been duly elected and qualified. None of the Company's officers has an employment agreement with the Company and, therefore, each serves at the pleasure of the Company's Board of Directors. There are no family relationships among the Company's officers and directors. During the fiscal year ended April 30, 1998, the Company held one meeting of Directors. The Company's Board of Directors has no committees. There are no standard or other arrangements pursuant to which directors are compensated as such or for committee particpation.

     Based solely upon a review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended April 30, 1998.

Item 10. Executive Compensation.
         -----------------------

     (a) Cash Compensation. The following sets forth cash compensation paid by the Company during the fiscal year ended April 30, 1998 to executive officers as a group. No officer received more than $100,000 during the fiscal year.

     Mr. Lager receives a salary of $200 per month ($2,400 annually) for serving as President of the Company. Prior to March 1998, Mr. Lager received a salary of $400 per month ($4,800 annually). Mr. Lager's salary for the fiscal years ended April 30, 1998, 1997 and 1996 were $4,400, $4,800 and $4,800, respectively.
Neither Mr. Lager nor any other officer or director of the Company has received any other compensation, cash or otherwise, from the Company, in any of the past three years. Accordingly, the Summary Compensation Table has been omitted.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding shares of common stock of the Company on June 11, 1998, and the number of shares of common stock of the Company beneficially owned by each director of the Company and all officers and directors of the Company as a group.

                                           Number of               Percent of
Beneficial Owner                            Shares                    Class
--------------------------------------------------------------------------------

Gary Brunner (1)
1071 S. Foothill Drive
Lakewood, Colorado  80228                    716,473                   1.1%

Allan K. Lager
1040 S. Franklin Street
Denver, Colorado  80209                    1,141,667                   1.7%

Kenneth E. Shearer
1175 Emerson Street, Suite 208
Denver, Colorado  80218                      200,000                    .3%

All officers and directors
as a group (3 persons)                     2,058,140                   3.1%
----------

Gary McAdam (2)
14 Red Tail Drive
Highlands Ranch, Colorado  80126           5,975,000                   9.1%

Jill J. Pusey (3)
1722 Buffehr Creek Road
Vail, Colorado  81657                      4,933,333                   7.5%

--------------------------------

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

     The Company uses office facilities and administrative services provided by, Livingston Capital, Ltd. ("Livingston"), a venture capital firm. The Company has paid Livingston $5,665 and $6,200 for the fiscal years ended April 30, 1998 and 1997, respectively. The Company currently pays Livingston $250 per month. Gregory Pusey is an officer and director of Livingston and Jill J. Pusey is an officer and principal shareholder of Livingston. See Item 11. The Company believes that the terms of its arrangement with Livingston are as favorable as could be obtained with another firm. The Company's arrangements with Livingston are on a month-to-month basis.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

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


--------------------------------------------------------------------------------



Report of Independent Certified Public Accountants                     F-2

Consolidated Balance Sheet as of
      April 30, 1998                                                   F-3

Consolidated Statements of Operations for the
      Years Ended April 30, 1998 and 1997
      and for the Period from May 1, 1987
      (Beginning of the Development Stage) to
      April 30, 1998                                                   F-4

Consolidated Statements of Stockholders' Equity
      for the Years Ended April 30, 1998 and
      1997 and for the Period from May 1, 1987
      (Beginning  of the Development Stage) to
      April 30, 1996                                                   F-5

Consolidated Statements of Cash Flows for the Years
      Ended April 30, 1998 and 1997 and for the
      Period from May 1, 1987 (Beginning of the
      Development Stage) to April 30, 1998                             F-6

Summary of Accounting Policies                                   F-7 - F-9

Notes to Consolidated Financial Statements                            F-10

Report of Independent Certified Public Accountants



To the Stockholders and Board of Directors
Applied Medical Devices, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Applied Medical Devices, Inc. and subsidiary (a development stage company) as of April 30, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 1998. We have also audited the statements of operations, stockholders' equity and cash flows for the period from the beginning of development stage (May 1, 1987) to April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Applied Medical Devices, Inc. and subsidiary at April 30, 1998 and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1998 and the period from the beginning of development stage (May 1, 1987) to April 30, 1998, in conformity with generally accepted accounting principles.




                                           /s/  BDO SEIDMAN, LLP

Denver, Colorado
June 9, 1998

                                                   Applied Medical Devices, Inc.
                                                   (A Development Stage Company)

                                                      Consolidated Balance Sheet

--------------------------------------------------------------------------------


April 30,                                                                   1998
--------------------------------------------------------------------------------


Assets

Current -
  Cash and cash equivalents                                        $   160,103
--------------------------------------------------------------------------------
                                                                   $   160,103
================================================================================

Liabilities and Stockholders' Equity

Current liabilities -
  Accrued expenses                                                 $       530
--------------------------------------------------------------------------------

Commitment (Note 3)

Stockholders' equity (Note 2):
  Common stock, $.01 par value; 75,000,000 shares
    authorized, issued and outstanding, 65,977,800                     659,778
  Additional paid-in capital                                         4,172,128
  Accumulated deficit                                               (4,451,999)
  Deficit accumulated during the development stage                    (220,334)
--------------------------------------------------------------------------------


Total stockholders' equity                                             159,573
--------------------------------------------------------------------------------
                                                                    $  160,103
================================================================================



          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                   Applied Medical Devices, Inc.
                                                   (A Development Stage Company)

                                           Consolidated Statements of Operations

--------------------------------------------------------------------------------

                                                                Development
                                                                      Stage
Year Ended April 30,                    1998         1997        Cumulative(a)
--------------------------------------------------------------------------------

Expenses - General and
  administrative                    $   34,549   $   39,487      $   402,421
--------------------------------------------------------------------------------

Other income:
  Interest income                        8,713       10,112          118,498
  Gain from sale of
   marketable securities                     -            -           31,053
  Other                                      -            -           32,536
--------------------------------------------------------------------------------

Total other income                       8,713       10,112          182,087
--------------------------------------------------------------------------------

Net loss                             $ (25,836)  $  (29,375)     $  (220,334)
--------------------------------------------------------------------------------

Basic loss per share of
  common stock                       $     Nil   $      Nil
-----------------------------------------------------------

Basic weighted average number of
  common shares outstanding         65,977,800   65,977,800
-----------------------------------------------------------



          See accompanying summary of accounting policies and notes to consolidated financial statements.

(a) Cumulative from May 1, 1987 (beginning of the development stage) to April 30, 1998.



                                                                                            Applied Medical Devices, Inc.
                                                                                            (A Development Stage Company)

                                                                          Consolidated Statements of Stockholders' Equity

-------------------------------------------------------------------------------------------------------------------------

Years Ended April 30,  1998 and 1997 and Period from May 1, 1987  (Beginning  of the Development Stage) to April 30, 1996
-------------------------------------------------------------------------------------------------------------------------


                                                                              Deficit
                                                                             Accumulated
                               Common Stock       Additional                  During the                Total
                            -----------------      Paid-in    Accumulated    Development   Treasury  Stockholders'
                            Shares     Amount      Capital      Deficit         Stage        Stock      Equity
-------------------------------------------------------------------------------------------------------------------------

Balance, May 1, 1987      43,256,994   $432,570  $4,389,342   $(4,451,999)  $          -  $  234,949   $  604,862

  Common stock issued
    for services           1,357,473    13,575       (6,000)            -              -           -        7,575

  Retirement of treasury
    stock                 (3,136,667)  (31,367)    (203,582)            -              -    (234,949)    (469,898)

  Issuance of common
    stock and warrants
    pursuant to public
    offering              14,700,000   147,000       (7,632)            -              -           -      139,368

  Exercise of stock
    purchase warrant       9,800,000    98,000            -             -              -           -       98,000

  Net loss for the periods         -         -            -             -       (165,123)          -     (165,123)
-------------------------------------------------------------------------------------------------------------------


Balance, April 30, 1996   65,977,800   659,778    4,172,128    (4,451,999)      (165,123)          -      214,784

  Net loss for the year            -         -            -             -        (29,375)          -      (29,375)
-------------------------------------------------------------------------------------------------------------------


Balance, April 30, 1997   65,977,800   659,778    4,172,128    (4,451,999)      (194,498)          -      185,409

  Net loss for the year            -         -            -             -        (25,836)          -      (25,836)
-------------------------------------------------------------------------------------------------------------------


Balance, April 30, 1998   65,977,800   $659,778  $4,172,128   $(4,451,999)  $   (220,334) $        -   $  159,573
-------------------------------------------------------------------------------------------------------------------



                    See accompanying summary of accounting policies and notes to consolidated financial statements.
                                                                                                               F-5


                                                                      Applied Medical Devices, Inc.
                                                                      (A Development Stage Company)

                                                              Consolidated Statements of Cash Flows

----------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents
                                                                                         Development
                                                                                           Stage
Year Ended April 30,                                         1998             1997      Cumulative(a)
-----------------------------------------------------------------------------------------------------

Operating activities:
  Net loss                                         $      (25,836)   $     (29,375)  $      (220,334)
  Adjustments to reconcile net
    loss to cash used in
    operating activities:
      Gain from sale of marketable securities                   -                -           (31,053)
      Issuance of common stock for services                     -                -             7,565
      Changes in operating assets and liabilities:
        Accounts receivable                                     -                -             4,903
        Accrued expenses                                     (126)             595           (42,580)
        Other                                                   -                -                10
-----------------------------------------------------------------------------------------------------


Net cash used in operating activities                     (25,962)         (28,780)         (281,489)
-----------------------------------------------------------------------------------------------------


Investing activities -
  Proceeds from sale of marketable securities                   -                -            47,040
-----------------------------------------------------------------------------------------------------


Financing activities:
  Proceeds from issuance of
    common stock                                                -                -           139,368
  Proceeds from exercise of
    stock warrants                                              -                -            98,000
-----------------------------------------------------------------------------------------------------


Net cash provided by financing activities                       -                -           237,368
-----------------------------------------------------------------------------------------------------


Increase (decrease) in cash and
  cash equivalents                                        (25,962)         (28,780)            2,919

Cash and cash equivalents,
  beginning of year                                       186,065          214,845           157,184
-----------------------------------------------------------------------------------------------------


Cash and cash equivalents,
  end of year                                      $      160,103    $     186,065   $       160,103
-----------------------------------------------------------------------------------------------------


                       See accompanying summary of accounting policies and notes to consolidated financial statements.

(a) Cumulative from May 1, 1987  (beginning of the  development  stage) to April 30, 1998.


                                                                                                 F-6


                                                   Applied Medical Devices, Inc.
                                                   (A Development Stage Company)

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------

Organization        Applied Medical Devices, Inc. (the "Company")(a  development
and Business        stage  company) was  incorporated  on February 5, 1979 under
Organization        the  laws  of  the  State  of  Colorado  to  engage  in  the
                    development   and  sale  of  medical   devices  and  medical
                    technology.   In  July,   1986,   the  Company   decided  to
                    discontinue its business operations and commenced disposing of its business assets. As of May 1, 1987, the Company had completed the disposition of its business operations. Since that time, the Company's operations have consisted of efforts to pursue other business opportunities and funding sources. Accordingly, the Company is considered to be in the development stage.

                    The financial statements include the accounts of the Company and its inactive wholly owned subsidiary, Applied Medical, Inc. ("AMI"). All intercompany accounts and transactions have been eliminated.

Financial           The  Company's  financial  instruments  that are  exposed to
Instruments and     concentrations  of credit  risk  consist  primarily  of cash
Concentrations      equivalents.
of Credit Risk
                    The Company's cash equivalents are invested in money market accounts placed with major financial institutions and in United States government securities. The investment policy limits the Company's exposure to concentrations of credit risk. Money market deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Fair Value of       Unless  otherwise   specified,   the  Company  believes  the
Financial           carrying value of financial  instruments  approximates their
Instruments         fair value.

                                                   Applied Medical Devices, Inc.
                                                   (A Development Stage Company)

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------

Cash Equivalents    The  Company   considers  all  highly   liquid   investments
                    purchased with an original maturity of three months or less to be cash equivalents. At April 30, 1998 cash equivalents include a United States Treasury bill of approximately
                    $150,000.

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

Net Income (Loss)   Through April 30, 1997, the Company  followed the provisions
Per Shares          of  Accounting  Principles  Board  Opinion  ("APB")  No. 15,
                    "Earnings Per Share". Effective for the year ended April 30,
                    1998,  the  Company   implemented   Statement  of  Financial
                    Accounting Standards ("SFAS") No. 128, "Earnings Per Share".
                    SFAS No. 128  provides  for the  calculation  of "Basic" and
                    "Diluted"  earnings  per share.  Basic  earnings  (loss) per share  includes  no  dilution  and is  computed  by dividing income  (loss)  available  to  common  stockholders  by  the weighted average number of common shares outstanding for the period.  Diluted  earnings  (loss)  per share  reflects  the potential  dilution  of  securities  that could share in the earnings  of an entity,  similar to fully  diluted  earnings
                    (loss)  per  share.   In  loss  periods,   dilutive   common
                    equivalent shares are excluded as the effect would be anti-dilutive. Basic and diluted earnings (loss) per share are the same for all periods presented. The adoption of SFAS
                    128 had no effect.

Recent              In June  1997,  the  Financial  Accounting  Standards  Board
Accounting          ("FASB") issued Statement of Financial  Accounting Standards
Pronouncements      No. 130, Reporting  Comprehensive Income ("SFAS 130"), which
                    establishes   standards   for   reporting   and  display  of
                    comprehensive   income,   its  components  and   accumulated
                    balances.  Comprehensive  income is defined  to include  all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures,
                    SFAS 130  requires  that all items that are  required  to be recognized under current accounting  standards as components of comprehensive income be reported in a financial statement
                    that  is  displayed  with  the  same   prominence  as  other
                    financial  statements.  Also, in June 1997, FASB issued SFAS

                                                   Applied Medical Devices, Inc.
                                                   (A Development Stage Company)

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------


                    No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way the public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                    SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

                    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

                    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

                                                   Applied Medical Devices, Inc.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1. Income Taxes     As of April 30, 1998 the net deferred tax asset recorded and its  approximate  tax effect  consists of tax operating loss carryforwards and capitalized  start-up costs of $1,157,000.
                    As of April 30, 1998, a valuation allowance equal to the net
                    deferred  tax  asset   recognized  has  been  recorded,   as
                    management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

                    At April 30, 1998 the Company has net operating loss carryforwards of approximately $2,705,000 which expire through 2002. Of this amount, AMI has approximately $17,000 in net operating loss carryforwards which were generated prior to AMI's acquisition by the Company. These net operating loss carryforwards may be used only to offset AMI's future earnings should AMI reactivate its operations and expire at April 30, 1999.

2. Stockholders'    During fiscal 1988 and 1989,  the Company  issued a total of
   Equity           1,356,473  of its  common  shares to certain  employees  and directors for services valued at $7,565.

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


3. Commitment       The  Company  leases  office  space from an  affiliate  of a
                    stockholder   for   approximately   $250  per   month  on  a
                    month-to-month basis. Rent expense for the years ended April
                    30, 1998 and 1997 was $5,665 and $6,200.

                                INDEX TO EXHIBITS
                                -----------------

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

                                       APPLIED MEDICAL DEVICES, INC.

Date: July 29, 1998                    By: /s/ Allan K. Lager
                                          --------------------------------------
                                          Allan K. Lager, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 29, 1998                    By: /s/ Allan K. Lager
                                          --------------------------------------
                                          Allan K. Lager, President and Director


Date: July 29, 1998                    By: /s/ Gary Brunner
                                          --------------------------------------
                                          Gary Brunner, Secretary and Director


Date: July 29, 1998                    By: /s/ Kenneth E. Shearer
                                          --------------------------------------
                                          Kenneth E. Shearer, Director