Form 10QSB
period 1998-07-31
APPLIED MEDICAL DEVICES INC
filed 1998-09-08
CIK 312258

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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

                          Registrant's telephone number,
                               including area code
                               -------------------
                                 (970) 479-2800


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes  X    No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at August 28, 1998
Common Stock, $.01 par value                               65,977,800

                          Applied Medical Devices, Inc.
                                   Form 10-QSB

                                Table of Contents



Part I.  Financial Information..............................................  3

Consolidated Balance Sheets as of July 31, 1998 and
April 30, 1998..............................................................  4

Consolidated Statements of Operations for the three month periods ended
July 31, 1998, July 31, 1997 and Since Being a
Development Stage Company...................................................  5

Consolidated  Statements  of Cash  Flows for the  year-to-date  periods ended July 31, 1998, July 31, 1997, and Since Being a Development
Stage Company...............................................................  6

Management's Discussion and Analysis of Financial Condition
and Results of Operations...........................................  7, 8, & 9

Part II.  Other Information.................................................  9

Signature Page.............................................................  10


                                   Form 10-QSB

                          Applied Medical Devices, Inc.

                                   Form 10-QSB

                                  July 31, 1998



                          Part I. Financial Information

Item I. Financial Statements
----------------------------

The unaudited financial statements reflect all adjustments and contain all information necessary, in the opinion of management, for a fair presentation of the financial position and results of operation for the interim periods reported when these statements are read in conjunction with the notes to financial statements included in the Registrant's Form 10-KSB for the year ended April 30, 1998.





                                   Form 10-QSB

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                     July 31,        April 30,
                                                       1998            1998
                                                   (Unaudited)
                                                   -----------      -----------

Assets
Current -
  Cash and cash equivalents                        $   156,470      $   160,103
                                                   -----------      -----------
                                                   $   156,470      $   160,103
                                                   ===========      ===========


Liabilities and Shareholders' Equity
Current liabilities -
  Accrued expenses                                 $     4,214      $       530
                                                   -----------      -----------

Commitments

Shareholders' equity
  Common Stock - $.01 par value,
  75,000,000 shares authorized,
  issued and outstanding 65,977,800
  as of July 31, 1998 and April 30, 1998               659,778          659,778
  Additional paid-in capital                         4,172,128        4,172,128
  Accumulated deficit                               (4,451,999)      (4,451,999)
  Deficit accumulated during the
    development stage                                 (227,651)        (220,334)
                                                   -----------      -----------
Total shareholders' equity                             152,256          159,573
                                                   -----------      -----------
                                                   $   156,470      $   160,103
                                                   ===========      ===========

See accompanying notes to consolidated financial statements.


                                   Form 10-QSB
                                  Page 4 of 10

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                   Three Months    Three Months     Since Being
                                       Ended           Ended             A
                                   July 31, 1998   July 31, 1997    Development
                                                                   Stage Company
                                   ------------    ------------    -------------

Expenses -
  General and administrative       $      9,321    $     10,884    $    411,742
                                   ------------    ------------    ------------

Other income:
  Interest income                         2,004           2,266         120,502
  Other                                    --              --            32,536
  Gain from sale of
    marketable securities                  --              --            31,053
                                   ------------    ------------    ------------
Total other income                        2,004           2,266         184,091
                                   ------------    ------------    ------------
Net Loss                           $     (7,317)   $     (8,618)   $   (227,651)
                                   ============    ============    ============

Basic income (loss)
  per share                                 nil             nil
                                   ============    ============

Weighted average number
  of common shares
  outstanding                        65,977,800      65,977,800
                                   ============    ============


See accompanying notes to consolidated financial statements.

                                   Form 10-QSB
                                  Page 5 of 10


                                       Applied Medical Devices, Inc.
                                       (A Development Stage Company)
                                  Consolidated Statements of Cash Flows
                                               (Unaudited)

                                                     Three Months         Three Months         Since Being
                                                         ended                ended           A Development
                                                     July 31, 1998        July 31, 1997       Stage Company
                                                     -------------        -------------       -------------

Operating Activities
  Net loss                                             $  (7,317)          $  (8,618)          $(227,651)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities               --                  --               (31,053)
      Issuance of common stock for services                 --                  --                 7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                   --                  --                 4,903
      Accrued expenses                                     3,684               2,453             (38,896)
      Other                                                 --                  --                    10
      Prepaid expenses                                      --                  --                  --

                                                       ---------           ---------           ---------
Net cash used in operating activities                     (3,633)             (6,165)           (285,122)
                                                       ---------           ---------           ---------

Investing activities -
  Proceeds from sale of marketable securities               --                  --                47,040
                                                       ---------           ---------           ---------

Financing activities:
  Proceeds from issuance of common stock                    --                  --               139,368
  Proceeds from exercise of stock warrants                  --                  --                98,000

                                                       ---------           ---------           ---------
Net cash provided by financing activities                   --                  --               237,368
                                                       ---------           ---------           ---------
Increase (decrease) in cash and
  cash equivalents                                        (3,633)             (6,165)               (714)
Cash and cash equivalents,
beginning of period                                      160,103             186,065             157,184
                                                       ---------           ---------           ---------
Cash and cash equivalents,
end of period                                          $ 156,470           $ 179,900           $ 156,470
                                                       =========           =========           =========


See accompanying notes to consolidated financial statements.


                                                Form 10-QSB
                                               Page 6 of 10

     Note 1 - The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended April 30, 1998.

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

     Note 3 - The Company has implimented Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, as components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 required that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Management believes that the adoption of this statement will have no material impact on the Company's financial statements.

     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

     The following review concerns the three month periods ended July 31, 1998, and July 31, 1997, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10- QSB.

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

                                   Form 10-QSB

Plan of Operation.
------------------

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

Results of Operations Three Months Ended July 31, 1998 and July 31, 1997.
-------------------------------------------------------------------------

     During the three months ended July 31, 1998, the Company had a net loss of approximately $7,300. The Company incurred general and administrative costs of approximately $9,300. The Company's revenues consisted primarily of interest on cash and other money market instruments of approximately $2,000. During the three months ended July 31, 1997, the general and administrative costs were approximately $10,900 and the Company's revenues consisted primarily of approximately $2,300 from interest on cash and other money market instruments, resulting in a loss of approximately $8,600 for the period. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

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

     Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and required reporting of


                                  Form 10-QSB
                                  Page 8 of 10
selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance.

     SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

     In February 1998, the FASB issued SFAS No. 132, "Employees' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated unless such information is not readily available. Management believes that adoption of this statement will have no material impact on the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will not have material impact on the Company's financial statements.


                           Part II. Other Information
Not Applicable


                                   Form 10-QSB
                                  Page 9 of 10

                          Applied Medical Devices, Inc.



                                   Form 10-QSB

                                  July 31, 1998



                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          APPLIED MEDICAL DEVICES, INC.



Date:  September 8, 1998                  By: /s/ Allan K. Lager
                                             -----------------------------------
                                             Allan K. Lager, President
                                             and Chief Financial Officer





                                   Form 10-QSB
                                  Page 10 of 10