Form 10QSB
period 1998-10-31
APPLIED MEDICAL DEVICES INC
filed 1998-12-11
CIK 312258

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998
                                        ----------------

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES  EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-9064
                       ------

                          Applied Medical Devices, Inc.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                          84-0789885
   ------------------------------                       ---------------------
  (State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                        Identification Number)

1722 Buffehr Creek Road, Vail, CO                               81657
---------------------------------------                        --------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number,                     (970) 479-2800
          including area code

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X     No
                                  -----       -----

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at November 25, 1998
  Common Stock, $.01 par value                         65,977,800

                          Applied Medical Devices, Inc.
                                   Form 10-QSB

                                Table of Contents



Part I.  Financial Information........................................     3

Consolidated Balance Sheets as of October 31, 1998 and
April 30, 1998........................................................     4

Consolidated  Statements of Operations for the three
and six month periods ended October 31, 1998, October 31, 1997
and Since Being a Development Stage Company...........................     5

Consolidated Statements of Cash Flows for the year-to-date
periods ended October 31, 1998, October 31, 1997, and
Since Being a Development Stage Company...............................     6

Management's Discussion and Analysis of Financial Condition
and Results of Operations.............................................  7, 8 & 9

Part II.  Other Information...........................................     9

Signature Page........................................................     10









                                   Form 10-QSB
                                  Page 2 of 10

                          Applied Medical Devices, Inc.

                                   Form 10-QSB

                                October 31, 1998



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
















                                   Form 10-QSB
                                  Page 3 of 10


                                 Applied Medical Devices, Inc.
                                 (A Development Stage Company)
                                  Consolidated Balance Sheets


                                                          October 31,               April 30,
                                                             1998                     1998
                                                         ------------              -----------
                                                          (Unaudited)
Assets
Current -
  Cash and cash equivalents                              $   150,427               $   160,103
----------------------------------------------------------------------------------------------

                                                         $   150,427               $   160,103
----------------------------------------------------------------------------------------------


Liabilities and Shareholders' Equity
Current liabilities -
  Accrued expenses                                       $     1,054               $       530
----------------------------------------------------------------------------------------------

Shareholders' equity
  Common Stock - $.01 par value, 75,000,000 shares
  authorized, issued and outstanding 65,977,800
  as of October 31, 1998 and April 30, 1998                  659,778                   659,778
  Additional paid-in capital                               4,172,128                 4,172,128
  Accumulated deficit                                     (4,451,999)               (4,451,999)
  Deficit accumulated during the
    development stage                                       (230,534)                 (220,334)
----------------------------------------------------------------------------------------------
Total shareholders' equity                                   149,373                   159,573
----------------------------------------------------------------------------------------------
                                                         $   150,427               $   160,103
----------------------------------------------------------------------------------------------

 See accompanying notes to consolidated financial statements.


                                        Form 10-QSB
                                        Page 4 of 10


                                              Applied Medical Devices, Inc.
                                              (A Development Stage Company)
                                           Consolidated Statements of Operations
                                                        (Unaudited)

                                                                                                  Since Being
                          Three Months      Three Months      Six Months         Six Months       A Develop-
                              Ended             Ended            Ended              Ended         ment Stage
                          Oct. 31, 1998     Oct. 31, 1997    Oct. 31, 1998      Oct. 31, 1997       Company
                          -------------     -------------    -------------      -------------     ---------
Expenses -
  General and
     administrative          $  4,723         $  6,348          $ 14,044         $ 17,232          $416,465
-----------------------------------------------------------------------------------------------------------
Other income:
  Interest income               1,840            2,223             3,844            4,489           122,342
  Other                             -                -                 -                -            32,536
  Gain from sale of
    marketable securities           -                -                 -                -            31,053
-----------------------------------------------------------------------------------------------------------
  Total other income            1,840            2,223             3,844            4,489           185,931
-----------------------------------------------------------------------------------------------------------

Net Loss                     $ (2,883)        $ (4,125)         $(10,200)        $(12,743)         (230,534)
===========================================================================================================
Basic and diluted income
  (loss) per share               nil               nil               nil              nil
===========================================================================================================


Weighted average number
  of common and common
  equivalent shares
  outstanding              65,977,800       65,977,800        65,977,800       65,977,800
=========================================================================================

See accompanying notes to consolidated financial statements.









                                                   Form 10-QSB
                                                   Page 5 of 10




                                            Applied Medical Devices, Inc.
                                            (A Development Stage Company)
                                         Consolidated Statements of Cash Flows
                                                      (Unaudited)


                                                          Six Months            Six Months          Since Being
                                                             ended                 ended           A Development
                                                         Oct. 31, 1998         Oct. 31,1997        Stage Company
                                                         -------------         ------------        -------------

Operating Activities
  Net loss                                               $  (10,200)            $  (12,743)          $  (230,534)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities                     -                      -               (31,053)
      Issuance of common stock for services                       -                      -                 7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                         -                      -                 4,903
      Accrued expenses                                          524                    975               (42,056)
      Other                                                       -                      -                    10
      Prepaid expenses                                            -                      -                     -
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                        (9,676)               (11,768)             (291,165)

Investing activities -
  Proceeds from sale of marketable securities                     -                      -                47,040
----------------------------------------------------------------------------------------------------------------

Financing activities:
  Proceeds from issuance of common stock                          -                      -               139,368
  Proceeds from exercise of stock warrants                        -                      -                98,000
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                         -                      -               237,368

Increase (decrease) in cash and
  cash equivalents                                           (9,676)               (11,768)               (6,757)
Cash and cash equivalents,
beginning of period                                         160,103                186,065               157,184
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
end of period                                              $150,427               $174,297              $150,427
================================================================================================================

See accompanying notes to consolidated financial statements.


                                                        Form 10-QSB

Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

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

The following review concerns the six month periods ended October 31, 1998, and October 31, 1997, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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

Results of Operations Six Months Ended October 31, 1998 and October 31, 1997.
-----------------------------------------------------------------------------

During the six months ended October 31, 1998, the Company had a net loss of approximately $10,200. The Company incurred general and administrative costs of approximately $14,000. The Company's revenues consisted primarily of interest on cash and other money market instruments of approximately $3,800. During the six months ended October 31, 1997, the general and administrative costs were


                                   Form 10-QSB
                                  Page 7 of 10
approximately $17,200 and the Company's revenues consisted primarily of approximately $4,500 from interest on cash and other money market instruments, resulting in a loss of approximately $12,700 for the period. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

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

Net Income (Loss) Per Share --------------------------- The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. Basic and diluted earnings per share are the same for all periods presented.

New Accounting Pronouncements
-----------------------------
The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, as components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 required that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Management believes that the adoption of this statement will have no material impact on the Company's financial statements.

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

                                   Form 10-QSB
                                  Page 8 of 10

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for edging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will not have material impact on the Company's financial statements.


Year 2000 Compliance
--------------------
The Company has completed a review and risk assessment of all technology items used in its operations. The Company believes that the year 2000 problem will pose no significant operational problems. The Company's accounting software program as well as other office software will be upgraded during 1999 to be year 2000 compliant. The Company estimates that the cost of the upgrades will be approximately $1,000. The Company will review the status of the year 2000 issues with its financial institutions.

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

                           Part II. Other Information
Not Applicable.
























                                   Form 10-QSB
                                  Page 9 of 10

                          Applied Medical Devices, Inc.



                                   Form 10-QSB

                                October 31, 1998



                                   Signatures

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          APPLIED MEDICAL DEVICES, INC.



  Date:  December 10, 1998                By:  /s/  Allan K. Lager
                                               ---------------------------------
                                               Allan K. Lager, President
                                               and Chief Financial Officer

















                                   Form 10-QSB
                                  Page 10 of 10