Form 10QSB
period 1999-01-31
APPLIED MEDICAL DEVICES INC
filed 1999-03-11
CIK 312258

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission file number 0-9064

                          Applied Medical Devices, Inc.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

            Colorado                                    84-0789885
            --------                                    ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

1722 Buffehr Creek Road, Vail, CO                          81657
---------------------------------                          -----
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

                                  Yes  X  No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at March 10, 1999
            -----                                  -----------------------------
Common Stock, $.01 par value                                  65,977,800

                          Applied Medical Devices, Inc.
                                   Form 10-QSB

                                Table of Contents



Part I.  Financial Information.........................................        3

Consolidated Balance Sheets as of January 31, 1999 and
April 30, 1998.........................................................        4

Consolidated Statements of Operations for the three and nine month periods ended January 31, 1999, January 31, 1998 and
Since Being a Development Stage Company................................        5

Consolidated Statements of Cash Flows for the year-to-date
periods ended January 31, 1999, January 31, 1998, and Since
Being a Development Stage Company......................................        6

Management's Discussion and Analysis of Financial Condition
and Results of Operations.............................................. 7, 8 & 9

Part II.  Other Information............................................        9

Signature Page.........................................................       10




                                   Form 10-QSB
                                  Page 2 of 10

                          Applied Medical Devices, Inc.

                                   Form 10-QSB

                                January 31, 1999



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





                                   Form 10-QSB

                         Applied Medical Devices, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                     January 31,      April 30,
                                                        1999            1998
                                                        ----            ----
                                                     (Unaudited)

Assets
Current -
  Cash and cash equivalents                          $   147,047    $   160,103
                                                     -----------    -----------

                                                     $   147,047    $   160,103
                                                     -----------    -----------


Liabilities and Shareholders' Equity
Current liabilities -
  Accrued expenses                                   $       525    $       530
                                                     -----------    -----------


Shareholders' equity Common Stock - $.01 par value,
  75,000,000 shares authorized, issued and
  outstanding 65,977,800 as of January 31, 1999
  and April 30, 1998                                     659,778        659,778
  Additional paid-in capital                           4,172,128      4,172,128
  Accumulated deficit                                 (4,451,999)    (4,451,999)
  Deficit accumulated during the
    development stage                                   (233,385)      (220,334)
                                                     -----------    -----------

Total shareholders' equity                               146,522        159,573
                                                     ===========    ===========

                                                     $   147,047    $   160,103
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


                                   Form 10-QSB
                                  Page 4 of 10




                                             Applied Medical Devices, Inc.
                                             (A Development Stage Company)
                                         Consolidated Statements of Operations
                                                      (Unaudited)

                                                                                                                Since Being
                                   Three Months       Three Months        Nine Months        Nine Months        A Develop-
                                       Ended             Ended               Ended              Ended           ment Stage
                                   Jan. 31, 1999      Jan. 31, 1998      Jan. 31, 1999      Jan. 31, 1998         Company
                                   -------------      -------------      -------------      -------------      ------------
Expenses -
  General and
     administrative                $      4,736       $      7,448       $     18,779       $     24,680       $    421,200
                                   ------------       ------------       ------------       ------------       ------------

Other income:
  Interest income                         1,884              2,177              5,728              6,666            124,226
  Other                                    --                 --                 --                 --               32,536
  Gain from sale of
    marketable securities                  --                 --                 --                 --               31,053
                                   ------------       ------------       ------------       ------------       ------------

  Total other income                      1,884              2,177              5,728              6,666            187,815
                                   ------------       ------------       ------------       ------------       ------------


Net Loss                           $     (2,852)      $     (5,271)      $    (13,051)      $    (18,014)          (233,385)
                                   ============       ============       ============       ============       ============

Basic and diluted income
  (loss) per share                          nil                nil                nil                nil
                                   ============       ============       ============       ============       ============


Weighted average number
  of common and common
  equivalent shares
  outstanding                        65,977,800         65,977,800         65,977,800         65,977,800
                                   ============       ============       ============       ============


See accompanying notes to consolidated financial statements.



                                   Form 10-QSB
                                  Page 5 of 10



                                         Applied Medical Devices, Inc.
                                         (A Development Stage Company)
                                     Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                            Nine Months          Nine Months        Since Being
                                                               ended               ended           A Development
                                                           Jan. 31, 1999        Jan. 31,1998       Stage Company
                                                           -------------        ------------       -------------
Operating Activities
  Net loss                                                   $ (13,051)          $ (18,014)          $(233,385)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities                     --                  --               (31,053)
      Issuance of common stock for services                       --                  --                 7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                         --                  --                 4,903
      Accrued expenses                                              (5)                462             (42,585)
      Other                                                       --                  --                    10
      Prepaid expenses                                            --                  --                  --

--------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                          (13,056)            (17,552)           (294,545)
--------------------------------------------------------------------------------------------------------------

Investing activities -
  Proceeds from sale of marketable securities                     --                  --                47,040
--------------------------------------------------------------------------------------------------------------

Financing activities:
  Proceeds from issuance of common stock                          --                  --               139,368
  Proceeds from exercise of stock warrants                        --                  --                98,000
--------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                         --                  --               237,368
--------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and
  cash equivalents                                             (13,056)            (17,552)            (10,137)
Cash and cash equivalents,
beginning of period                                            160,103             186,065             157,184
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents,
end of period                                                $ 147,047           $ 168,513           $ 147,047
==============================================================================================================


See accompanying notes to consolidated financial statements.


                                   Form 10-QSB
                                  Page 6 of 10

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

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

The following review concerns the nine month periods ended January 31, 1999, and January 31, 1998, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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

Results of Operations Nine Months Ended January 31, 1999 and January 31, 1998.
------------------------------------------------------------------------------

During the nine months ended January 31, 1999, the Company had a net loss of approximately $13,100. The Company incurred general and administrative costs of approximately $18,800. The Company's revenues consisted primarily of interest on cash and other money market instruments of approximately $5,700. During the nine months ended January 31, 1998, the general and administrative costs were


                                   Form 10-QSB
                                  Page 7 of 10
approximately $24,700 and the Company's revenues consisted primarily of approximately $6,700 from interest on cash and other money market instruments, resulting in a loss of approximately $18,000 for the period. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

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

                                January 31, 1999



                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             APPLIED MEDICAL DEVICES, INC.



Date:  March 11, 1999                        By:  /s/  Allan K. Lager
                                               ---------------------------------
                                               Allan K. Lager, President
                                               and Chief Financial Officer






                                   Form 10-QSB
                                  Page 10 of 10