Form 10KSB40
period 1999-04-30
APPLIED MEDICAL DEVICES INC
filed 1999-07-29
CIK 312258

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

_____        Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 (Fee Required)
_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended April 30, 1999
Commission file number 0-9064

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

                                Yes X   No _____

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had approximately $7,000 in interest revenue in its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates was approximately $1,034,400 based upon the bid price of the stock on July 19, 1999 of $.02. However, trading in the stock is limited and sporadic. See Item 5.

The number of shares of the Registrant's $.01 par value common stock outstanding as of July 19, 1999 was 65,977,800.

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

                                     Part I

Item 1. Description/Business.
-----------------------------

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

Item 2. Description of Properties.
----------------------------------

     The Company owns no real property. The Company presently subleases office facilities from, and is provided administrative services by, an entity that has certain common shareholders with the Company. The facilities and services are provided on a month-to-month basis for $250 per month pursuant to an oral arrangement. See Item 12.

Item 3. Legal Proceedings.
--------------------------

     The Company is not involved in any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter covered by this Report, and this Item is, therefore, inapplicable.

                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.
---------------------------------------------------------------------------

     The Company's $.01 par value common stock is traded in the over-the-counter market. Trading in the Company's stock is believed to be sporadic. Moreover, the Company's stock is not traded on any exchange or on NASDAQ, but instead trades on the Electronic Bulletin Board under the symbol AMDI. Accordingly, although the quotations set forth below have been obtained from sources believed to be reliable, there can be no assurance that they accurately reflect the trading markets. The range of high and low bid quotations for the asking price for each quarterly period during the two most recent fiscal years is set forth below:

            Quarter Ended                High Bid      Low Bid
            -------------                --------      -------
            April 30, 1999                $.001         $.001
            January 31, 1999              $.005         $.0001
            October 31, 1998              $.001         $.0001
            July 31, 1998                 $.001         $.001
            April 30, 1998                $.001         $.001
            January 31, 1998              $.001         $.001
            October 31, 1997              $.001         $.001
            July 31, 1997                 $.001         $.001

     The quotations for the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     At July 19, 1999, the approximate number of holders of record of the Company's common stock was 9,900. The Company has not paid any cash dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation.
------------------

     During the fiscal year ended April 30, 1999, the Company continued its efforts to acquire, merge with or enter into another form of business combination with another entity, and the Company plans to continue these efforts in the fiscal year ending April 30, 2000. The Company generated approximately $7,000 in interest income and had expenses of approximately $20,800 in the year ended April 30, 1999. Total assets, which declined by approximately nine percent from $160,100 to $146,100, consisted of cash or cash equivalents. The Company expects that its current cash and cash equivalent balances should be adequate to satisfy its cash requirements for the next twelve months, even if legal and accounting and other expenses were to increase significantly should the Company identify a suitable candidate for a business combination. Due to the nature of the Company's present activities, however, the Company is unable to predict its likely expenditures for professional fees and other expenses. At present, the Company has no major capital commitments.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.
                           --------------------------

Fiscal Years Ended April 30, 1999 and April 30, 1998.
-----------------------------------------------------

     During the fiscal year ended April 30, 1999, the Company had a net loss of approximately $13,800. Net cash used in operating activities during the fiscal year 1999 was approximately $14,000. The Company incurred general and
administrative   costs  of  approximately   $20,800  in  fiscal  1999  of  which
approximately $9,300 were incurred in connection with daily operations and evaluation of business opportunities. Accounting, legal and transfer fees were approximately $11,500 or 55 percent of the total general and administrative expenses. The Company earned interest on temporary cash and other money market instruments of approximately $7,000. Interest income fluctuates based upon increases and decreases with general interest rates which cannot be predicted.

     During the fiscal year ended April 30, 1998, the Company had a net loss of approximately $25,800. Net cash used in operating activities during the fiscal year 1998 was approximately $26,000. The Company incurred general and
administrative   costs  of  approximately   $34,500  in  fiscal  1998  of  which
approximately $19,300 were incurred in connection with daily operations and evaluation of business opportunities. Accounting, legal and transfer fees were approximately $15,200 or 44 percent of the total general and administrative expenses. The Company earned interest on temporary cash and other money market instruments in the amount of approximately $8,700.

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

Income Taxes And Net Operating Losses
-------------------------------------

     As discussed in Note 1 in the accompanying consolidated financial statement, the Company had net operating loss carryforwards for income tax purposes of approximately $2,688,000. The deferred tax asset of $ 1,158,000 arising from the net operating loss carryforwards and capitalized start-up costs have been fully offset by a valuation allowance as management has been unable to determine if such tax benefits would more likely than not be realized.

Year 2000
---------

The Company has completed a review and risk assessment of all technology items used in its operations. The Company believes that the year 2000 problem should not pose significant operational problems. The Company's accounting software program as well as other office software was upgraded during 1999 to be year 2000 compliant. The Company's financial institution has informed the Company that it has reviewed its systems and is year 2000 compliant. Should any problems arise, the Company does not anticipate that changing vendors or financial institutions will be difficult.

Item 7. Financial Statements.
-----------------------------

     See pages F-1 through F-10.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

     There were no changes in accountants during the fiscal year ended April 30, 1999. Not applicable.

                                    PART III

Item 9. Directors and Executive Officers.
-----------------------------------------

                                 Date First
                                  Elected            Principal Occupation
Name                     Age      Director               and employment
--------------------------------------------------------------------------------

Gary Brunner             54         1988     Mr.  Brunner has been self employed
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

Allan K. Lager           56         1989     Mr.  Lager  has been an  automotive
                                             consultant since 1988. From 1978 to
                                             1988, he was President and Director
                                             of Storz,  Inc., a firm involved in
                                             the sales and  service  of  Porsche
                                             automobiles.   Mr.   Lager   became
                                             President   and   Director  of  the
                                             Company in April 1989.

Kenneth E. Shearer       54         1988     Since 1990,  Mr. Shearer has been a
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

     The directors of the Company are elected to serve until the next Annual Meeting of Shareholders or until their successors have been duly elected and qualified. None of the Company's officers has an employment agreement with the Company and, therefore, each serves at the pleasure of the Company's Board of Directors. There are no family relationships among the Company's officers and directors. During the fiscal year ended April 30, 1999, the Company held no meetings of Directors. The Company's Board of Directors has no committees. There are no standard or other arrangements pursuant to which directors are compensated as such or for committee particpation.

     Based solely upon a review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended April 30, 1999.


Item 10. Executive Compensation.
--------------------------------

     (a) Cash Compensation. The following sets forth cash compensation paid by the Company during the fiscal year ended April 30, 1999 to executive officers as a group. No officer received more than $100,000 during the fiscal year.

     Mr. Lager receives a salary of $200 per month ($2,400 annually) for serving as President of the Company. Prior to March 1998, Mr. Lager received a salary of $400 per month ($4,800 annually). Mr. Lager's salary for the fiscal years ended April 30, 1999, 1998 and 1997 were $2,400, $4,400 and $4,800, respectively.
Neither Mr. Lager nor any other officer or director of the Company has received any other compensation, cash or otherwise, from the Company, in any of the past three years. Accordingly, the Summary Compensation Table has been omitted.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding shares of common stock of the Company on July 19, 1999, and the number of shares of common stock of the Company beneficially owned by each director of the Company and all officers and directors of the Company as a group.

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

Item 12. Related Party Transactions.
------------------------------------

     The Company uses office facilities and administrative services provided by, Livingston Capital, Ltd. ("Livingston"), a venture capital firm. The Company has paid Livingston $3,000 and $5,665 for the fiscal years ended April 30, 1999 and 1998, respectively. The Company currently pays Livingston $250 per month. Gregory Pusey is an officer and director of Livingston and Jill J. Pusey is an officer and principal shareholder of Livingston. See Item 11. The Company believes that the terms of its arrangement with Livingston are as favorable as could be obtained with another firm. The Company's arrangements with Livingston are on a month-to-month basis.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)  Exhibits.

          The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report.

     (b)  Reports on Form 8-K.

          No Reports on Form 8-K were filed during the period covered by this report.

                                INDEX TO EXHIBITS
                                -----------------

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         APPLIED MEDICAL DEVICES, INC.

Date: July 29, 1999                      By: /s/ Allan K. Lager
-------------------                      ----------------------
                                         Allan K. Lager, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 29, 1999                      By: /s/ Allan K. Lager
-------------------                      ----------------------
                                         Allan K. Lager, President and Director


Date: July 29, 1999                      By: /s/ Gary Brunner
-------------------                      --------------------
                                         Gary Brunner, Secretary and Director


Date: July 29, 1999                      By: /s/ Kenneth E. Shearer
-------------------                      --------------------------
                                         Kenneth E. Shearer, Director

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)


                   Index to Consolidated Financial Statements



Report of Independent Certified Public Accountants                          F-2

Consolidated Balance Sheet as of April 30, 1999                             F-3

Consolidated Statements of Operations for the Years Ended April 30,
   1999 and 1998 and for the Period from May 1, 1987  (Beginning of
   the Development Stage) to April 30, 1999                                 F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
   April  30,  1999 and 1998 and for the  Period  from May 1,  1987
   (Beginning of the Development Stage) to April 30, 1997                   F-5

Consolidated Statements of Cash Flows for the Years Ended April 30,
   1999 and 1998 and for the Period from May 1, 1987  (Beginning of
   the Development Stage) to April 30, 1999                                 F-6

Summary of Accounting Policies                                              F-7

Notes to Consolidated Financial Statements                                  F-9

Report of Independent Certified Public Accountants




To the Stockholders and Board of Directors
Applied Medical Devices, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Applied Medical Devices, Inc. and subsidiary (a development stage company) as of April 30, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 1999. We have also audited the statements of operations, stockholders' equity and cash flows for the period from the beginning of development stage (May 1, 1987) to April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, and the cumulative amounts for the period from May 1, 1987 (beginning of development stage) to April 30, 1999, present fairly, in all material respects, the financial position of Applied Medical Devices, Inc. and subsidiary at April 30, 1999 and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1999 and the period from the beginning of development stage (May 1, 1987) to April 30, 1999, in conformity with generally accepted accounting principles.



                                                /S/ BDO SEIDMAN, LLP

Denver, Colorado
July 9, 1999

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)


                           Consolidated Balance Sheet





April 30,                                                              1999
---------                                                              ----

Assets

Current -
    Cash and cash equivalents                                       $   146,121
                                                                    ===========

Liabilities and Stockholders' Equity

Current liabilities -
    Accrued expenses                                                $       310
                                                                    -----------


Stockholders' equity (Note 2)
    Common stock, $.01 par value; 75,000,000 shares
       authorized, issued and outstanding, 65,977,800                   659,778
    Additional paid-in capital                                        4,172,128
    Accumulated deficit                                              (4,451,999)
    Deficit accumulated during the development stage                   (234,096)
                                                                    -----------

Total Stockholders' equity                                              145,811
                                                                    -----------

                                                                    $   146,121
                                                                    ===========


             See accompanying independent auditors' report, summary of accounting policies and notes to consolidated financial statements.



                          Applied Medical Devices, Inc.
                          (A Development Stage Company)


                      Consolidated Statements of Operations






                                                                             Development
                                                                                Stage
Years Ended April 30,                            1999            1998        Cumulative(a)
---------------------                            ----            ----        -------------

Expenses
   General and administrative                $     20,791    $     34,549    $    423,212
                                             ------------    ------------    ------------

Other income:
   Interest income                                  7,029           8,713         125,527
   Gain from sale of marketable securities           --              --            31,053
   Other                                             --              --            32,536
                                             ------------    ------------    ------------

Total other income                                  7,029           8,713         189,116
                                             ------------    ------------    ------------

Net Loss                                     $    (13,762)   $    (25,836)   $   (234,096)
                                             ------------    ------------    ------------

Basic and diluted loss per share of
   common stock                              $       --      $       --
                                             ============    ============

Basic and diluted weighted average
   number of common shares outstanding         65,977,800      65,977,800
                                             ============    ============



             See accompanying independent auditors' report, summary of accounting policies and notes to consolidated financial statements.


(a)  Cumulative from May 1, 1987  (beginning of the development  stage) to April
     30, 1999.







                          Applied Medical Devices, Inc.
                          (A Development Stage Company)


                 Consolidated Statements of Stockholders' Equity





Years Ended April 30, 1999 and 1998 and Period from May 1, 1987
(Beginning of the Development Stage) to April 30, 1997.
-------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                    Common Stock            Additional                    During the                       Total
                              -------------------------      Paid-in      Accumulated    Development      Treasury     Stockholders'
                               Shares          Amount        Capital        Deficit         Stage          Stock          Equity
                               ------          ------        -------        -------         -----          -----          ------

Balance, May 1, 1987          43,256,994    $   432,570    $ 4,389,342    $(4,451,999)   $      --      $   234,949    $   604,862

   Common stock issued
      for services             1,357,473         13,575         (6,000)          --             --             --            7,575

   Retirement of treasury
      stock                   (3,136,667)       (31,367)      (203,582)          --             --         (234,949)      (469,898)

   Issuance of common
      stock and warrants
      pursuant to public
      offering                14,700,000        147,000         (7,632)          --             --             --          139,368

   Exercise of stock
      purchase warrant         9,800,000         98,000           --             --             --             --           98,000

   Net loss for the periods         --             --             --             --         (194,498)          --         (194,498)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, April 30, 1997       65,977,800        659,778      4,172,128     (4,451,999)      (194,498)          --          185,409

   Net loss for the year            --             --             --             --          (25,836)          --          (25,836)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, April 30, 1998       65,977,800        659,778      4,172,128     (4,451,999)      (220,334)          --          159,573

   Net loss for the year            --             --             --             --          (13,762)          --          (13,762)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, April 30, 1999       65,977,800    $   659,778    $ 4,172,128    $(4,451,999)   $  (234,096)   $      --      $   145,811
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========



             See accompanying independent auditors' report, summary of accounting policies and notes to consolidated financial statements.


                                      F-5



                          Applied Medical Devices, Inc.
                          (A Development Stage Company)


                      Consolidated Statements of Cash Flows



Increase (Decrease) in Cash and Cash Equivalents

                                                                              Development
                                                                                 Stage
Years Ended April 30,                                   1999         1998    Cumulative(a)
---------------------                                   ----         ----    -------------

Operating activities:
 Net loss                                            $ (13,762)   $ (25,836)   $(234,096)
 Adjustments to reconcile net loss to cash
    Cash used in operating activities:
      Gain from sale of marketable securities             --           --        (31,053)
      Issuance of common stock for services               --           --          7,565
      Changes in operating assets and liabilities:
        Accounts receivable                               --           --          4,903
        Accrued expenses                                  (220)        (126)     (42,800)
        Other                                             --           --             10
                                                     ---------    ---------    ---------

Net cash used in operating activities                  (13,982)     (25,962)    (295,471)
                                                     ---------    ---------    ---------

Investing activities:
 Proceeds from sale of marketable securities              --           --         47,040
                                                     ---------    ---------    ---------

Financing activities:
 Proceeds from issuance of common stock                   --           --        139,368
 Proceeds from exercise of stock warrants                 --           --         98,000
                                                     ---------    ---------    ---------

Net cash provided by financing activities                 --           --        237,368
                                                     ---------    ---------    ---------

Decrease in cash and cash equivalents                  (13,982)     (25,962)     (11,063)

Cash and cash equivalents, beginning of period         160,103      186,065      157,184
                                                     ---------    ---------    ---------

Cash and cash equivalents, end of period             $ 146,121    $ 160,103    $ 146,121
                                                     =========    =========    =========



             See accompanying independent auditors' report, summary of accounting policies and notes to consolidated financial statements.


(a)  Cumulative from May 1, 1987  (beginning of the development  stage) to April
     30, 1999.

                                       F-6

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)


                         Summary of Accounting Policies


Organization and Business
-------------------------

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

Financial Instruments and Concentrations of Credit Risk
-------------------------------------------------------

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents.

The Company's cash equivalents are invested in money market accounts placed with major financial institutions and in United States government securities. The investment policy limits the Company's exposure to concentrations of credit risk. Money market deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts

Use of Estimates
----------------

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

Fair Value of Financial Instruments
-----------------------------------

Unless otherwise specified, the Company believes the carrying value of financial instruments approximates their fair value.

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)


                         Summary of Accounting Policies



Cash Equivalents
----------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At April 30, 1999 cash equivalents include a United States Treasury bill of approximately $130,000.

Income Taxes
------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist of its net operating loss carryforwards and capitalized start-up costs.

Net Loss Per Share
------------------

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. Basic and diluted earnings (loss) per share are the same for all periods presented.

Comprehensive Income
--------------------

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is comprised of net income and all changes to the statements of shareholders' equity, except those due to investment by shareholders, changes in additional paid-in capital and distributions to shareholders. The adoption of SFAS No. 130 does not impact the Company's financial statements for the periods presented.

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)


                   Notes to Consolidated Financial Statements



1. Income Taxes
---------------

As of April 30, 1999 the net deferred tax asset recorded and its approximate tax effect consists of the following:


                 Tax operating loss carryforwards   $1,002,500
                 Capitalized start-up costs            155,500
                                                    ----------

                                                    $1,158,000
                                                    ==========

As of April 30, 1999, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

At April 30, 1999 the Company has net operating loss carryforwards (NOLs) of approximately $2,688,000 which expire in the following years:


                     2000                     $    936,000
                     2001                        1,126,000
                     2002                          626,000
                                              ------------

                                              $  2,688,000
                                              ============

A portion of the NOLs is limited on an annual basis as a result of Internal Revenue Code Section 382 which relates to the change in control that has occurred as a result of the Company's business acquisitions.

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)


                   Notes to Consolidated Financial Statements



2. Stockholders' Equity
-----------------------

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

In fiscal 1993, the Company issued 1,000 of its common shares to a stockholder for consideration received in prior years valued at $10

3. Related Party
----------------

The Company leases office space from an affiliate of a stockholder (Livingston Capital, Ltd.) for approximately $250 per month on a month-to-month basis. Rent expense for the years ended April 30, 1999 and 1998 was $3,000 and $5,665.