Form 10QSB
period 1999-07-31
APPLIED MEDICAL DEVICES INC
filed 1999-09-08
CIK 312258

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES  EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                              Yes    X   No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at July 30, 1999
     Common Stock, $.01 par value                    65,977,800

                          APPLIED MEDICAL DEVICES, INC.
                                   Form 10-QSB

                                Table of Contents

Part I.  Financial Information......................................................   3

Consolidated Balance Sheets as of July 31, 1999 and
April 30, 1999......................................................................   4

Consolidated Statements of Operations for the three month periods ended July 31,
1999, July 31, 1998 and Since Being a
Development Stage Company...........................................................   5

Consolidated Statements of Cash Flows for the year-to-date periods ended July
31, 1999, July 31, 1998, and Since Being a Development
Stage Company.......................................................................   6

Management's Discussion and Analysis of Financial Condition
and Results of Operations...........................................................   7&8

Part II.  Other Information.........................................................   8

Signature Page......................................................................   9








                                   Form 10-QSB

                          APPLIED MEDICAL DEVICES, INC.

                                   FORM 10-QSB

                                  JULY 31, 1999



                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

The unaudited financial statements reflect all adjustments and contain all information necessary, in the opinion of management, for a fair presentation of the financial position and results of operation for the interim periods reported when these statements are read in conjunction with the notes to financial statements included in the Registrant's Form 10-KSB for the year ended April 30, 1999.




                                   Form 10-QSB
                                   Page 3 of 9

                         APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                      JULY 31,                  April 30,
                                                                        1999                      1999
                                                                     (UNAUDITED)
ASSETS
CURRENT -
  Cash and cash equivalents                                                  $  144,367         $   146,121
-----------------------------------------------------------------------------------------------------------

                                                                             $  144,367         $   146,121
-----------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES -
  Accrued expenses                                                           $      460         $       310
-----------------------------------------------------------------------------------------------------------


SHAREHOLDERS' EQUITY
  Common Stock - $.01 par value, 75,000,000 shares
  authorized, issued and outstanding 65,977,800
  as of July 31, 1999 and April 30, 1999                                        659,778             659,778
  Additional paid-in capital                                                  4,172,128           4,172,128
  Accumulated deficit                                                        (4,451,999)         (4,451,999)
  Deficit accumulated during the
    development stage                                                          (236,000)           (234,096)
-----------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                      143,907             145,811
-----------------------------------------------------------------------------------------------------------

                                                                             $  144,367         $   146,121
-----------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements.


                                  Form 10-QSB
                                  Page 4 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               Since Being
                                    THREE MONTHS          Three Months         A Develop-
                                        ENDED                 Ended            ment Stage
                                    JULY 31, 1999         July 31, 1998          Company
                                    -------------         -------------          -------
EXPENSES -
  General and
     administrative                    $  3,532              $  9,321            $426,744
-----------------------------------------------------------------------------------------

OTHER INCOME:
  Interest income                         1,628                 2,004             127,155
  Other                                       -                     -              32,536
  Gain from sale of
    marketable securities                     -                     -              31,053
-----------------------------------------------------------------------------------------

Total other income                        1,628                 2,004             190,744
-----------------------------------------------------------------------------------------


Net Loss                               $ (1,904)             $ (7,317)           (236,000)
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

BASIC AND DILUTED INCOME
  (LOSS) PER SHARE                         nil                    nil
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------


WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                        65,977,800            65,977,800


See accompanying notes to consolidated financial statements.






                                   Form 10-QSB

                         APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         THREE MONTHS       Three Months     Since Being
                                                             ENDED              ended       A Development
                                                         JAN. 31, 1999      Jan. 31,1998    Stage Company
                                                         -------------      ------------    -------------
OPERATING ACTIVITIES
  Net loss                                                $  (1,904)        $ (7,317)        $(236,000)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities                     -                -           (31,053)
      Issuance of common stock for services                       -                -             7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                         -                -             4,903
      Accrued expenses                                          150            3,684           (42,650)
      Other                                                       -                -                10
      Prepaid expenses                                            -                -                 -
------------------------------------------------------------------------------------------------------
Net cash used in operating activities                        (1,754)          (3,633)         (297,225)
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES -
  Proceeds from sale of marketable securities                     -                -            47,040
------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          -                -           139,368
  Proceeds from exercise of stock warrants                        -                -            98,000
------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                         -                -           237,368
------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           (1,754)          (3,633)          (12,817)
CASH AND CASH EQUIVALENTS,
beginning of period                                         146,121          160,103           157,184
------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
end of period                                             $ 144,367         $156,470         $ 144,367
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


                                   Form 10-QSB

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended April 30, 1999.

The following review concerns the three month periods ended July 31, 1999, and July 31, 1998, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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

RESULTS OF OPERATIONS THREE MONTHS ENDED JULY 31, 1999 AND JULY 31, 1998.

During the three months ended July 31, 1999, the Company had a net loss of approximately $1,900. The Company incurred general and administrative costs of approximately $3,500. The Company's revenues consisted solely of interest on cash and other money market instruments of approximately $1,600. During the three months ended July 31, 1998, the general and administrative costs were approximately

                                   Form 10-QSB

$9,300 and the Company's revenues consisted of approximately $2,000 from interest on cash and other money market instruments, resulting in a loss of approximately $7,300 for the period. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

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

YEAR 2000 COMPLIANCE The Company has completed a review and risk assessment of all technology items used in its operations. The Company believes that the year 2000 problem will pose no significant operational problems. The Company's accounting software program as well as other office software will be upgraded during 1999 to be year 2000 compliant. The Company estimates that the cost of the upgrades will be approximately $1,000. The Company will review the status of the year 2000 issues with its financial institutions.

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

                           PART II. OTHER INFORMATION
Not Applicable.








                                   Form 10-QSB
                                   Page 8 of 9

                          APPLIED MEDICAL DEVICES, INC.



                                   FORM 10-QSB
                                  JULY 31, 1999



                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        APPLIED MEDICAL DEVICES, INC.



  Date:  September 8, 1999      By:            /s/  Allan K. Lager
                                   -----------------------------------------
                                             Allan K. Lager, President
                                            and Chief Financial Officer




                                   Form 10-QSB
                                   Page 9 of 9