Form 10QSB
period 1999-10-31
APPLIED MEDICAL DEVICES INC
filed 1999-12-08
CIK 312258

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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

               Class                           Outstanding at November 15, 1999
     Common Stock, $.01 par value                          65,977,800

                          APPLIED MEDICAL DEVICES, INC.
                                   Form 10-QSB

                                Table of Contents




Part I.  Financial Information.........................................................................3


Consolidated Balance Sheets as of October 31, 1999 and April 30, 1999..................................4


Consolidated Statements of Operations for the three and six month periods ended
October 31, 1999, October 31, 1998 and Since Being a
Development Stage Company..............................................................................5


Consolidated Statements of Cash Flows for the year-to-date periods ended October
31, 1999, October 31, 1998, and Since Being a Development
Stage Company..........................................................................................6


Management's Discussion and Analysis of Financial Condition
and Results of Operations............................................................................7&8


Part II.  Other Information............................................................................8


Signature Page.........................................................................................9





                                   Form 10-QSB
                                   Page 2 of 9

                          APPLIED MEDICAL DEVICES, INC.

                                   Form 10-QSB

                                October 31, 1999




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







                                   Form 10-QSB
                                   Page 3 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                  October 31,           April 30,
                                                                     1999                 1999
                                                                 (Unaudited)

ASSETS
CURRENT -
  Cash and cash equivalents                                     $      138,463        $     146,121
                                                                --------------        -------------
                                                                $      138,463        $     146,121
                                                                --------------        -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES -
  Accrued expenses                                              $           60        $         310
                                                                --------------        -------------

SHAREHOLDERS' EQUITY
  Common Stock - $.01 par value, 75,000,000 shares
  authorized, issued and outstanding 65,977,800
  as of October 31, 1999 and April 30, 1999                     $      659,778        $     659,778
  Additional paid-in capital                                         4,172,128            4,172,128
  Accumulated deficit                                               (4,451,999)          (4,451,999)
  Deficit accumulated during the
    development stage                                                 (241,504)            (234,096)
                                                                --------------        -------------
Total shareholders' equity                                             138,403              145,811
                                                                --------------        -------------
                                                                $      138,463        $     146,121
                                                                --------------        -------------



See accompanying notes to consolidated financial statements.


                                   Form 10-QSB
                                   Page 4 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                        Since Being
                                Three Months     Three Months        Six Months        Six Months       A Develop-
                                    Ended            Ended              Ended             Ended         ment Stage
                                Oct. 31, 1999    Oct. 31, 1998      Oct. 31, 1999     Oct. 31, 1998       Company
                                -------------    -------------      -------------     -------------    ------------

Expenses -
  General and
     Administrative             $      7,117     $       4,723      $      10,649     $     14,044     $    433,861
                                -------------    -------------      -------------     ------------     ------------
Other income:
  Interest income                      1,612             1,840              3,241            3,844          128,767
  Other                                   --                --                 --               --           32,536
Gain from sale of
    marketable securities                 --                --                 --               --           31,053
                                -------------    -------------      -------------     ------------     ------------
Total other income                     1,612             1,840              3,241            3,844          192,356
                                -------------    -------------      -------------     ------------     ------------
Net Loss                        $     (5,505)    $      (2,883)     $      (7,408)    $    (10,200)        (241,505)
                                ============     =============      =============     ============     ============
Basic and diluted income
  (loss) per share                       nil               nil                nil              nil
                                ============     =============      =============     ============     ============
Weighted average number
  of common and common
  equivalent shares
  outstanding                     65,977,800        65,977,800         65,977,800       65,977,800
                                ============     =============      =============     ============     ============



See accompanying notes to consolidated financial statements.




                                   Form 10-QSB
                                   Page 5 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six Months            Six Months      Since Being
                                                          ended                 ended        A Development
                                                      Oct. 31, 1999          Oct. 31, 1998   Stage Company
                                                      --------------        --------------   --------------

OPERATING ACTIVITIES
  Net loss                                            $      (7,408)        $    (10,200)    $    (241,505)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities                    --                   --           (31,053)
      Issuance of common stock for services                      --                   --             7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                        --                   --             4,903
      Accrued expenses                                         (250)                 524           (43,049)
      Other                                                      --                   --                10
      Prepaid expenses                                           --                   --                --
                                                      -------------         ------------     -------------
Net cash used in operating activities                        (7,658)              (9,676)         (303,129)
                                                      -------------         ------------     -------------
INVESTING ACTIVITIES -
  Proceeds from sale of marketable securities                    --                   --            47,040
                                                      -------------         ------------     -------------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                         --                   --           139,368
  Proceeds from exercise of stock warrants                       --                   --            98,000
                                                      -------------         ------------     -------------
Net cash provided by financing activities                        --                   --           237,368
                                                      -------------         ------------     -------------
Decrease in cash and cash equivalents                        (7,658)              (9,676)          (18,721)
Cash and cash equivalents,
beginning of period                                         146,121              160,103           157,184
                                                      -------------         ------------     -------------
Cash and cash equivalents,
end of period                                         $     138,463         $    150,427     $     138,463
                                                      =============         ============     =============

See accompanying notes to consolidated financial statements.


                                   Form 10-QSB
                                   Page 6 of 9

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

The following review concerns the six-month periods ended October 31, 1999, and October 31, 1998, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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

Plan of Operation

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

Results of Operations Six Months Ended October 31, 1999 and October 31, 1998

During the six months ended October 31, 1999, the Company had a net loss of approximately $7,400. The Company incurred general and administrative costs of approximately $10,600. The Company's revenues consisted solely of interest on cash and other money market instruments of approximately $3,200. During the six months ended October 31, 1998, the general and administrative costs were approximately $14,000 and the Company's revenues consisted of approximately $3,800 from interest on cash and


                                   Form 10-QSB
                                   Page 7 of 9
other money market instruments, resulting in a loss of approximately $10,200 for the period. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

As stated above in the Plan of Operation, due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables that cannot be predicted. Generally, after identifying a potential business opportunity, the Company could incur significant costs in evaluating the desirability of an acquisition or other form of business combination. Should the Company determine to proceed with the business combination, the transaction costs could be substantial. Thereafter, results of operations would likely be materially affected by the business acquired by the Company.

Year 2000 Compliance

The Company has completed a review and risk assessment of all technology items used in its operations. The Company believes that the year 2000 problem will pose no significant operational problems. The Company's accounting software program as well as other office software have been upgraded during 1999 and are year 2000 compliant. The Company has reviewed the status of the year 2000 issues with its financial institutions and has determined that the financial institutions are year 2000 compliant.

The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.



                           PART II. OTHER INFORMATION

Not Applicable.


                                   Form 10-QSB
                                   Page 8 of 9

                          APPLIED MEDICAL DEVICES, INC.


                                   FORM 10-QSB

                                OCTOBER 31, 1999



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            APPLIED MEDICAL DEVICES, INC.

Date:  December 8, 1999              By:        /s/  Allan K. Lager
                                         --------------------------------------
                                              Allan K. Lager, President
                                             and Chief Financial Officer




                                   Form 10-QSB
                                   Page 9 of 9

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

   27                       Financial Data Schedule