Form 10QSB
period 2000-01-31
APPLIED MEDICAL DEVICES INC
filed 2000-03-13
CIK 312258

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM          TO
                                    ---------   ----------

Commission file number 0-9064

                          APPLIED MEDICAL DEVICES, INC.

        (Exact name of small business issuer as specified in its charter)



             Colorado                                 84-0789885
    (State or other jurisdiction of       (IRS Employer Identification Number)
    incorporation or organization)

    1722 Buffehr Creek Road, Vail, CO                    81657
 (Address of principal executive offices)             (Zip Code)

     Registrant's telephone number,                 (970) 479-2800
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

                Class                       Outstanding at January 31, 2000
     Common Stock, $.01 par value                      65,977,800

                         APPLIED MEDICAL DEVICES, INC.
                                  Form 10-QSB

                               Table of Contents


Part I.  Financial Information.........................................................................3


Consolidated Balance Sheets as of January 31, 2000 and April 30, 1999..................................4


Consolidated Statements of Operations for the three and nine month periods ended January 31, 2000, January 31, 1999 and Since Being a
Development Stage Company..............................................................................5


Consolidated Statements of Cash Flows for the nine month periods ended
January 31, 2000, January 31, 1999, and Since Being a Development
Stage Company..........................................................................................6


Management's Discussion and Analysis of Financial Condition
and Results of Operations............................................................................7&8


Part II.  Other Information............................................................................8


Signature Page.........................................................................................9

                         APPLIED MEDICAL DEVICES, INC.

                                  Form 10-QSB

                                October 31, 1999




                        Part I. Financial Information



Item I.  Financial Statements

The accompanying unaudited financial statements include the accounts of Applied Medical Devices, Inc. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the unaudited interim financial statements for the period ended January 31, 2000 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the nine months ended January 31, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended April 30, 1999.

                                  Form 10-QSB

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                January 31,           April 30,
                                                                   2000                  1999
                                                                (Unaudited)

ASSETS
CURRENT -
 Cash and cash equivalents                                     $    135,997        $    146,121
                                                               ------------        ------------
                                                               $    135,997        $    146,121
                                                               ------------        ------------



LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES -
 Accrued expenses                                              $         71        $        310
                                                               ------------        ------------

SHAREHOLDERS' EQUITY
 Common Stock - $.01 par value,
 75,000,000 shares authorized,
 issued and outstanding 65,977,800
 as of January 31, 2000 and April 30, 1999                     $    659,778        $    659,778
 Additional paid-in capital                                       4,172,128           4,172,128
 Accumulated deficit                                             (4,451,999)         (4,451,999)
 Deficit accumulated during the
  development stage                                                (243,981)           (234,096)
                                                               ------------        ------------
Total shareholders' equity                                          135,926             145,811
                                                               ------------        ------------
                                                               $    135,997        $    146,121
                                                               ------------        ------------










                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                                  Form 10-QSB

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          Since Being
                            Three Months    Three Months   Nine Months     Nine Month     A Develop-
                                Ended         Ended          Ended           Ended        ment Stage
                           Jan. 31, 2000   Jan.31, 1999   Jan. 31, 2000   Jan.31, 1999     Company
                           -------------   ------------   -------------   ------------   -----------



Expenses -
 General and
  Administrative          $     4,268     $      4,736   $    14,916      $    18,779    $    438,128
                          -----------     ------------   -----------      -----------    ------------
Other income:
 Interest income                1,791            1,884         5,031            5,728         130,558
 Other                              -                -             -                -          32,536
Gain from sale of
  marketable securities             -                -             -                -          31,053
                          -----------     ------------   -----------      -----------    ------------
Total other income              1,791            1,884         5,031            5,728         194,147
                          -----------     ------------   -----------      -----------    ------------

Net Loss                  $    (2,477)    $     (2,852)  $    (9,885)     $   (13,051)       (243,981)
                          ===========     ============   ===========      ===========    ============
Basic and diluted income
 (loss) per share                 nil              nil           nil              nil
                          ===========     ============   ===========      ===========    ============

Weighted average number
 of common and common
 equivalent shares
 outstanding               65,977,800       65,977,800    65,977,800       65,977,800
                          ===========     ============   ===========      ===========    ============

                                  Form 10-QSB

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine Months     Nine Months    Since Being
                                                          ended           ended      A Development
                                                      Jan. 31, 2000   Jan. 31,1999   Stage Company
                                                      -------------   ------------   -------------
OPERATING ACTIVITIES
  Net loss                                            $      (9,885)  $    (13,051)  $    (243,981)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities                     -              -         (31,053)
      Issuance of common stock for services                       -              -           7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                         -              -           4,903
      Accrued expenses                                         (239)            (5)        (43,039)
      Other                                                       -              -              10
                                                      -------------   ------------   -------------
Net cash used in operating activities                       (10,124)       (13,056)       (305,595)
                                                      -------------   ------------   -------------
INVESTING ACTIVITIES -
  Proceeds from sale of marketable securities                     -              -          47,040
                                                      -------------   ------------   -------------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          -              -         139,368
  Proceeds from exercise of stock warrants                        -              -          98,000
                                                      -------------   ------------   -------------
Net cash provided by financing activities                         -              -         237,368
                                                      -------------   ------------   -------------
Decrease in cash and cash equivalents                       (10,124)       (13,056)        (21,187)
Cash and cash equivalents,
beginning of period                                         146,121        160,103         157,184
                                                      -------------   ------------   -------------
Cash and cash equivalents,
end of period                                         $     135,997   $    147,047   $     135,997
                                                      =============   ============   =============

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

The following review concerns the nine-month periods ended January 31, 2000, and January 31, 1999, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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

Results of Operations Nine Months Ended January 31, 2000 and January 31, 1999

During the nine months ended January 31, 2000, the Company had a net loss of approximately $9,900. The Company incurred general and administrative costs of approximately $15,000. The Company's revenues consisted solely of interest on cash and other money market instruments of approximately $5,000. During the nine months ended January 31, 1999, the general and administrative costs were approximately $18,800 and the Company's revenues consisted of approximately $5,700 from interest on cash and other money market instruments, resulting in a loss of approximately $13,100 for the period. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net

                                  Form 10-QSB
loss and net change in cash.

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

Year 2000 Compliance

The Company completed a review and risk assessment of all technology items used in its operations. The Company's accounting software program as well as other office software were upgraded during 1999 to be Year 2000 compliant. The Company incurred no significant operational problems due to the year 2000 problem.

The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.



                           PART II. OTHER INFORMATION

Not Applicable.

                                  Form 10-QSB

                          APPLIED MEDICAL DEVICES, INC.


                                   FORM 10-QSB

                                JANUARY 31, 2000



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            APPLIED MEDICAL DEVICES, INC.

Date:  March 10, 2000                       By: /s/ Allan K. Lager
                                               ----------------------------
                                               Allan K. Lager, President
                                               and Chief Financial Officer

                                  Form 10-QSB

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

    27                      Financial Data Schedule