Form 10KSB
period 2000-04-30
APPLIED MEDICAL DEVICES INC
filed 2000-07-31
CIK 312258

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

   X     Annual Report Pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934


  --- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2000
Commission file number 0-9064

                          APPLIED MEDICAL DEVICES, INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

     COLORADO                                             84-0789885
     --------                                             ----------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification Number)

     PO BOX 2365, EDWARDS, CO                             81632
     ------------------------                             -----
     (Address of principal executive offices)             (Zip Code)

Issuer's telephone number  (970) 926-3631

Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                                Form 10KSB

The issuer had approximately $6,900 in interest revenue in its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates was approximately $9,896,670 based upon the bid price of the stock on July 18, 2000 of $.15. However, trading in the stock is limited and sporadic. See Item 5.

The number of shares of the Registrant's $.01 par value common stock outstanding as of July 19, 2000 was 65,977,800.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Report, including without limitation, the statements in Items 1 and 6 regarding the Company's financial position and liquidity, the Company's plan of operation and other matters, may be deemed forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Report, including without limitation, in conjunction with the forward-looking statements included in the Report. Should the Company's underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as intended, anticipated, believed, estimated or expected or with respect to other forward-looking statements. The Company does not undertake to update these forward-looking statements.

                                     PART I

Item 1. DESCRIPTION/BUSINESS.

     (a) BUSINESS DEVELOPMENT. Applied Medical Devices, Inc., (a development stage company) the Registrant (the "Company"), was incorporated under the laws of the State of Colorado on February 5, 1979. Until 1986, the Company engaged in the development and sale of medical devices and medical technology. The Company's efforts in the medical products industry were unsuccessful, and the Company accumulated a substantial deficit since inception. In July 1986, the Company determined to discontinue its operations in the medical products industry. The Company reduced its staff and commenced its present activities, which consist of the search for an acquisition, merger or other form of business combination with an existing business. The Company has evaluated various entities, and in some instances, engaged in discussions concerning possible arrangements. However, the Company has not entered into

                                Form 10KSB
any definitive agreements. Subsequent to the fiscal year-end, the Company intensified its evaluation of a privately held company, Nisco Systems, Inc. which was organized in 1999 to design and install high speed telecommunications infrastructures for corporations, specializing in inter-building, intra-building, outside-plant and corporate networks. The Company has entered into a letter of intent for the merger of Nisco Systems, Inc., into the Company. Completion of the merger is subject to several conditions, including completion of due diligence, a definitive agreement to merge (which will include customary representations and warranties) and approvals of the Board of Directors and shareholders of both entities. The Company is currently engaged in its due diligence evaluation of this merger candidate and no assurance can be given that any agreement, arrangement or understanding will be concluded regarding a merger with this entity or any other entity in the future.

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

A substantial amount of time may elapse and the Company may expend considerable funds for consulting, legal, accounting and other fees before the Company is able, if at all, to acquire any business or effect a merger or other form of business combination. Such expenditures may have an adverse impact on the ability of the Company to carry out its plan or, on its ability to continue any business which it acquires. The Company will be an insignificant participant among the firms that engage in the mergers with and acquisitions of privately financed entities. There are many established venture capital and financial concerns that have significant financial and personnel resources, technical expertise and greater experience than the Company. In addition, the Company is competing with numerous small entities similar in size and scope of operations to the Company. In view of the Company's limited financial resources and limited management availability, the Company is at a significant competitive disadvantage vis-a-vis many of the Company's competitors.

                                Form 10KSB

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

Item 2. DESCRIPTION OF PROPERTIES.

The Company owns no real property. The Company presently subleases office facilities from, and is provided administrative services by, an entity that had certain common shareholders with the Company. The facilities and services are provided on a month-to-month basis for $250 per month pursuant to an oral arrangement. See Item 12.

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

                                     PART II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's $.01 par value common stock is traded in the over-the-counter market. Trading in the Company's stock is believed to be sporadic. Moreover, the Company's stock is not traded on any exchange or on NASDAQ, but instead trades on the Electronic Bulletin Board under the symbol AMDI. Accordingly, although the quotations set forth below have been obtained from sources believed to be reliable, there can be no assurance that they accurately reflect the trading markets. The range of high and low bid quotations for the market price for each quarterly period during the two most recent fiscal years is set forth below:

                                Form 10KSB


           QUARTER ENDED                             HIGH BID                     LOW BID
           -------------                             --------                     -------
           April 30, 2000                               $.30                      $.025
           January 31, 2000                             $.11                      $.01
           October 31, 1999                             $.02                      $.01
           July 31, 1999                                $.021                     $.001
           April 30, 1999                               $.001                     $.001
           January 31, 1999                             $.005                     $.0001
           October 31, 1998                             $.001                     $.0001
           July 31, 1998                                $.001                     $.001


The quotations for the Company's common stock reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

At July 17, 2000, the approximate number of holders of record of the Company's common stock was 9,710. The Company has not paid any cash dividends.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION.

During the fiscal year ended April 30, 2000, the Company continued its efforts to acquire, merge with or enter into another form of business combination with another entity, and the Company plans to continue these efforts in the fiscal year ending April 30, 2001. The Company generated approximately $6,900 in interest income and had expenses of approximately $27,700 in the year ended April 30, 2000. Total assets, which decreased by approximately eleven percent from $146,100 to $129,700, consisted of cash or cash equivalents. The Company expects that its current cash and cash equivalent balances should be adequate to satisfy its cash requirements for the next twelve months, even if legal and accounting and other expenses were to increase significantly should the Company determine to attempt to complete a business combination. Due to the nature of the Company's present activities, however, the Company is unable to predict its likely expenditures for professional fees and other expenses. At present, the Company has no major capital commitments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS ENDED APRIL 30, 2000 AND APRIL 30, 1999.

During the fiscal year ended April 30, 2000, the Company had a net loss of approximately $20,800. Net cash used in operating activities during the fiscal year 2000 was approximately $16,400. The Company incurred general and administrative costs of approximately $27,700 in fiscal 2000 of which

                                Form 10KSB
approximately $8,900 were incurred in connection with daily operations and evaluation of business opportunities. Accounting, legal and transfer fees were approximately $18,800 or 68 percent of the total general and administrative expenses. The Company earned interest on temporary cash and other money market instruments of approximately $6,900. Interest income fluctuates based upon increases and decreases with general interest rates that cannot be predicted.

     During the fiscal year ended April 30, 1999, the Company had a net loss of approximately $13,800. Net cash used in operating activities during the fiscal year 1999 was approximately $14,000. The Company incurred general and administrative costs of approximately $20,800 in fiscal 1999 of which approximately $9,300 were incurred in connection with daily operations and evaluation of business opportunities. Accounting, legal and transfer fees were approximately $11,500 or 55 percent of the total general and administrative expenses. The Company earned interest on temporary cash and other money market instruments in the amount of approximately $7,000.

As stated above in the Plan of Operation, due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables that cannot be predicted. The Company has recently commenced a due diligence evaluation of a prospective merger candidate. The Company could expend substantial sums if it is determined that a business combination is desirable. Thereafter, results of operations would be expected to be materially affected by the business acquired by the Company. If the Company determines to proceed with a business combination, or incurs significant transaction costs and the business combination is not completed, the Company, due to its limited capital resources, will have its liquidity adversely affected and its ability to proceed with other business combinations will be impaired.

INCOME TAXES AND NET OPERATING LOSSES

As discussed in Note 1 in the accompanying consolidated financial statement, the Company had net operating loss carry forwards for income tax purposes of approximately $1,745,000. The deferred tax asset of $817,000 arising from the net operating loss carry forwards and capitalized start-up costs have been fully offset by a valuation allowance as management has been unable to determine if such tax benefits would more likely than not be realized.

Item 7. FINANCIAL STATEMENTS.

     See pages F-1 through F-10.

                                Form 10KSB

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

      (a) Previous independent accountants

            (i) On February 24, 2000, BDO Seidman, LLP resigned as independent accountants for the Company.

            (ii) The reports of BDO Seidman, LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

            (iii) The Company's Board of Directors participated in and approved the decision to change independent accountants.

            (iv) In connection with its audits for the two most recent fiscal years and through February 24, 2000, there have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO Seidman, LLP would have caused them to make reference thereto in their report on the financial statements for such years.

            (v) BDO Seidman LLP furnished the Company with a letter addressed to the Securities and Exchange Commission stating it agreed with the above statements. A copy of such letter, dated February 25, 2000, was filed as Exhibit 16 to the Company's Form 8-K Report regarding the change in accountants.

      (b) New independent accountants

        The Company has engaged AJ. Robbins, P.C. as its new independent accountants as of February 24, 2000. During the two most recent fiscal years and through February 24, 2000, the Company has not consulted with AJ. Robbins, P.C. regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements.

                                Form 10KSB
        or (ii) any matter that was either the subject of a disagreement, or a reportable event.

                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS.

                                            Date First
                                              Elected                           Principal Occupation
Name                     Age                 Director                              and Employment
----                     ---                 --------                              --------------
Gary Brunner             55                    1988           Mr. Brunner has been self-employed as a medical
                                                              services consultant since 1985. From 1981 to 1985,
                                                              he was Vice President of Operations of the Company.
                                                              Mr. Brunner received a B.S. degree from the
                                                              University of Northern Colorado in 1968. Mr.
                                                              Brunner became Secretary and Director of the
                                                              Company in October 1988.

Allan K. Lager           57                    1989           Mr. Lager has been an automotive consultant since
                                                              1988. From 1978 to 1988, he was President and
                                                              Director of Storz, Inc., a firm involved in the
                                                              sales and service of Porsche automobiles. Mr.
                                                              Lager became President and Director of the Company
                                                              in April 1989.

Kenneth E. Shearer       55                    1988           Since 1990, Mr. Shearer has been a management
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

                                Form 10KSB

                                                              affairs in 1964 from the University of Pittsburgh.

The directors of the Company are elected to serve until the next Annual Meeting of Shareholders or until their successors have been duly elected and qualified. None of the Company's officers has an employment agreement with the Company and, therefore, each serves at the pleasure of the Company's Board of Directors. There are no family relationships among the Company's officers and directors. During the fiscal year ended April 30, 2000, the Company held two meetings of Directors. The Company's Board of Directors has no committees. There are no standard or other arrangements pursuant to which directors are compensated as such or for committee participation.

Based solely upon a review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended April 30, 2000, except that a Form 4 was filed late by Kenneth
E. Shearer, a director of the Company, and the Company is unsure of whether a Form 3 has been filed by Luis R. Quinonez, a 10% shareholder of the Company.

Item 10. EXECUTIVE COMPENSATION.

     (a) CASH COMPENSATION. The following sets forth cash compensation paid by the Company during the fiscal year ended April 30, 2000 to executive officers as a group. No officer received more than $100,000 during the fiscal year.

     Mr. Lager receives a salary of $200 per month ($2,400 annually) for serving as President of the Company. Prior to March 1998, Mr. Lager received a salary of $400 per month ($4,800 annually). Mr. Lager's salary for the fiscal years ended April 30, 2000, 1999 and 1998 were $2,400, $2,400 and $4,400, respectively. Neither Mr. Lager nor any other officer or director of the Company has received any other compensation, cash or otherwise, from the Company, in any of the past three years. Accordingly, the Summary Compensation Table has been omitted.

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

                                Form 10KSB

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the persons known to the Company to own beneficially more than five percent of the outstanding shares of common stock of the Company on July 17, 2000. No director of the Company nor any officers and directors of the Company as a group beneficially owned shares of common stock of the Company.

                                                        Number of                      Percent of
Beneficial Owner                                         Shares                           Class
----------------                                         ------                           -----
Luis R. Quinonez                                        10,600,000                      16.1%
C/I IQ Management Inc.
2800 Shirlington Road, Suite 620
Arlington, VA 22206

Item 12. RELATED PARTY TRANSACTIONS.

The Company uses office facilities and administrative services provided by, Livingston Capital, Ltd. ("Livingston"), a venture capital firm. The Company has paid Livingston $3,000 per year for the fiscal years ended April 30, 2000 and 1999. The Company currently pays Livingston $250 per month. Gregory Pusey, a consultant to, and a former principal shareholder of the Company, is an officer and director of Livingston and his wife, Jill J. Pusey, is an officer and principal shareholder of Livingston. The Company believes that the terms of its arrangement with Livingston are as favorable as could be obtained with another firm. The Company's arrangements with Livingston are on a month-to-month basis.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         (i) Articles of Incorporation, as amended, of the Company previously filed as an exhibit to the Form 10-K report for the year ended April 30, 1981, which is incorporated herein by this reference.

         (ii) Bylaws, previously cited as exhibit 2(b) to the Company's Registration Statement on Form S-18 (File No. 2-65079) which exhibit is incorporated herein by this reference.

     (b) REPORTS ON FORM 8-K.

A Form 8-K was filed in February 2000 stating the change in certifying accountants used by the Company. See Item 8.

                                INDEX TO EXHIBITS

None.

                                Form 10KSB

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          APPLIED MEDICAL DEVICES, INC.

Date: July 27, 2000                   By: /s/ Allan K. Lager
                                          ------------------
                                      Allan K. Lager, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 27, 2000                   By: /s/ Allan K. Lager
                                          ------------------
                                      Allan K. Lager, President and Director


Date: July 27, 2000                   By: /s/ Gary Brunner
                                          ----------------
                                      Gary Brunner, Secretary and Director


Date: July 27, 2000                   By: /s/ Kenneth E. Shearer
                                          ----------------------
                                      Kenneth E. Shearer, Director



                                Form 10KSB

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        PAGE
                                                                        ----

Independent Auditors' Report                                            F-2

Independent Auditors' Report                                            F-3

Financial Statements:

         Consolidated Balance Sheet                                     F-4

         Consolidated Statements of Operations                          F-5

         Consolidated Statements of Changes in Stockholders' Equity     F-6

         Consolidated Statements of Cash Flows                          F-7

Notes to Consolidated Financial Statements                              F-8


                                 AJ. ROBBINS, PC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206


                          INDEPENDENT AUDITORS' REPORT


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
APPLIED MEDICAL DEVICES, INC.
VAIL, COLORADO


We have audited the accompanying consolidated balance sheet of Applied Medical Devices, Inc. and subsidiary (a development stage company) as of April 30, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows the year ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Medical Devices, Inc. and subsidiary at April 30, 2000 and the results of their operations and their cash flows for the year ended April 30, 2000, in conformity with generally accepted accounting principles.

                                             AJ. ROBBINS, PC
                                             CERTIFIED PUBLIC ACCOUNTANTS
                                                    AND CONSULTANTS
Denver, Colorado
June 30, 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Applied Medical Devices, Inc.
Denver, Colorado

We have audited the accompanying consoldiated statements of operations, stockholders' equity and cash flows of Applied Medical Devices, Inc. and subsidiary (a development stage company) for the year ended April 30, 1999. We have also audited the statements of operations, stockholders' equity and cash flows for the period from the beginning of development stage (May 1, 1987) to April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, and the cumulative amounts for the period from May 1, 1987 (beginning of development stage) to April 30, 1999, present fairly, in all material respects, the consolidated results of operations and cash flows of Applied Medical Devices, Inc. and subsidiary for the year ended April 30, 1999 and the period from the beginning of development stage (May 1, 1987) to April 30, 1999, in conformity with generally accepted accounting principles.



                                              /S/ BDO SEIDMAN, LLP

Denver, Colorado
July 9, 1999

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2000


                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $   129,680
                                                                                ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                                           $     4,660
                                                                                -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 75,000,000 shares
       authorized, 65,977,800 issued and outstanding                                659,778
     Additional paid-in capital                                                   4,172,128
     Accumulated deficit                                                         (4,451,999)
     Deficit accumulated during the development stage                              (254,887)
                                                                                -----------

                  Total Stockholders' Equity                                        125,020
                                                                                -----------

                                                                                $   129,680
                                                                                ===========




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   FOR THE PERIOD
                                                                                     FROM MAY 1,
                                                                                   1987 (INCEPTION
                                                                                 OF THE DEVELOPMENT
                                                FOR THE YEARS ENDED APRIL 30,        STAGE) TO
                                                -----------------------------         APRIL 30,
                                                   2000              1999              2000
                                               ------------      ------------      ------------
EXPENSES:
   General and administrative                  $     27,667      $     20,791      $    450,879
                                               ------------      ------------      ------------


OTHER INCOME:
   Interest income                                    6,876             7,029           132,403
   Gain from sale of marketable securities               --                --            31,053
   Other                                                 --                --            32,536
                                               ------------      ------------      ------------

         Total Other Income                           6,876             7,029           195,992
                                               ------------      ------------      ------------


NET LOSS                                       $    (20,791)     $    (13,762)     $   (254,887)
                                               ============      ============      ============


NET LOSS PER COMMON SHARE -
   BASIS AND DILUTED                           $          *      $          *
                                               ============      ============


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                            65,977,800        65,977,800
                                               ============      ============

*Less than $(.01)





           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               YEARS ENDED APRIL 30, 2000 AND 1999 AND PERIOD FROM
       MAY 1, 1987 (INCEPTION OF THE DEVELOPMENT STAGE) TO APRIL 30, 1998

                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                    COMMON STOCK            ADDITIONAL                    DURING THE                       TOTAL
                             --------------------------      PAID-IN      ACCUMULATED    DEVELOPMENT     TREASURY      STOCKHOLDERS'
                                SHARES        AMOUNT         CAPITAL        DEFICIT         STAGE          STOCK          EQUITY
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, MAY 1, 1987          43,256,994    $   432,570    $ 4,389,342    $(4,451,999)   $        --    $   234,949    $   604,862

  Common stock issued
for services                   1,357,473         13,575         (6,000)            --             --             --          7,575

  Retirement of treasury
stock                         (3,136,667)       (31,367)      (203,582)            --             --       (234,949)      (469,898)

  Issuance of common
stock and warrants
pursuant to public
offering                      14,700,000        147,000         (7,632)            --             --             --        139,368

  Exercise of stock
purchase warrant               9,800,000         98,000             --             --             --             --         98,000

  Net loss for the periods            --             --             --             --       (220,334)            --       (220,334)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, APRIL 30, 1998       65,977,800        659,778      4,172,128     (4,451,999)      (220,334)            --        159,573

  Net loss for the year               --             --             --             --        (13,762)            --        (13,762)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, APRIL 30, 1999       65,977,800        659,778      4,172,128     (4,451,999)      (234,096)            --        145,811

  Net loss for the year               --             --             --             --        (20,791)            --        (20,791)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, APRIL 30, 2000       65,977,800    $   659,778    $ 4,172,128    $(4,451,999)   $  (254,887)   $        --    $   125,020
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    FOR THE PERIOD
                                                                                                      FROM MAY 1,
                                                                                                    1987 (INCEPTION
                                                                                                  OF THE DEVELOPMENT
                                                                FOR THE YEARS ENDED APRIL 30,          STAGE) TO
                                                                -----------------------------          APRIL 30,
                                                                  2000               1999                 2000
                                                               ----------          ----------     -----------------
CASH FLOWS USED BY OPERATING ACTIVITIES:
   Net loss                                                    $ (20,791)          $ (13,762)          $(254,887)
   Adjustments to reconcile net loss to net cash used
       by operations:
     Gain from sale of marketable securities                          --                  --             (31,053)
     Issuance of common stock for services                            --                  --               7,565
     Changes in:
       Accounts receivable                                            --                  --               4,903
       Accrued expenses                                            4,350                (220)            (38,450)
       Other                                                          --                  --                  10
                                                               ---------           ---------           ---------

         Cash Flows (Used) by Operating
          Activities                                             (16,441)            (13,982)           (311,912)
                                                               ---------           ---------           ---------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
   Proceeds from sale of marketable securities                        --                  --              47,040
                                                               ---------           ---------           ---------

         Cash Flows Provided by Investing
          Activities                                                  --                  --              47,040
                                                               ---------           ---------           ---------

CASH FLOWS PROVIDED BY FINANCING
   ACTIVITIES:
   Proceeds from issuance of common stock                             --                  --             139,368
   Proceeds from exercise of stock warrants                           --                  --              98,000
                                                               ---------           ---------           ---------

         Cash Flows Provided by Financing
          Activities                                                  --                  --             237,368
                                                               ---------           ---------           ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (16,441)            (13,982)            (27,504)

CASH AND CASH EQUIVALENTS, beginning of
   period                                                        146,121             160,103             157,184
                                                               ---------           ---------           ---------

CASH AND CASH EQUIVALENTS, end of
   period                                                      $ 129,680           $ 146,121           $ 129,680
                                                               =========           =========           =========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Applied Medical Devices, Inc. (the "Company") (a development stage company) was incorporated on February 5, 1979 under the laws of the State of Colorado to engage in the development and sale of medical devices and medical technology. In July 1986, the Company decided to discontinue its business operations and commenced disposing of its business assets. As of May 1, 1987, the Company had completed the disposition of its business operations. Since that time, the Company's operations have consisted of efforts to pursue other business opportunities and funding sources. Accordingly, the Company is considered to be in the development stage.

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

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At April 30, 2000 cash equivalents include a United States Treasury bill of approximately $130,000.

INCOME TAXES
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences.

NET LOSS PER SHARE
In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, to conform to Statement 128 requirements.

NOTE 2 - INCOME TAXES

As of April 30, 2000 the net deferred tax asset recorded and its approximate tax effect consists of the following:

Net operating loss carryforwards                    $ 650,884
Capitalized start-up costs                            165,809
                                                    ---------
                                                      816,693
Less: valuation allowance                            (816,693)
                                                    ---------

Net deferred tax asset                              $      --
                                                    =========

As of April 30, 2000, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

At April 30, 2000 the Company has net operating loss carryforwards (NOLs) of approximately $1,745,000 which expire in the following years:

2001                                  $1,119,000
2002                                     626,000
                                      ----------

                                      $1,745,000
                                      ==========

A portion of the NOLs is limited on an annual basis as a result of Internal Revenue Code Section 382 which relates to the change in control that has occurred as a result of the Company's business acquisitions.

NOTE 3 - STOCKHOLDERS' EQUITY

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company leases office space from an affiliate (Livingston Capital, Ltd.) for approximately $250 per month on a month-to-month basis. Rent expense for the years ended April 30, 2000 and 1999 was $3,000 per year.

NOTE 5 - SUBSEQUENT EVENTS (UNAUDITED)

On July 7, 2000 the Company entered into a letter of intent to merge with NISCO Systems, Inc. The closing of the merger is subject to, among other items, finalization of due diligence, execution of a definitive agreement and stockholder approval.