Form 10KSB/A
period 2000-04-30
APPLIED MEDICAL DEVICES INC
filed 2000-08-07
CIK 312258

                                   Form 10KSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 Amendment 1 to
                                 FORM 10-KSB/A

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APPLIED MEDICAL DEVICES, INC.

Date: August 4, 2000                   By: /s/ Allan K. Lager
                                          -------------------
                                       Allan K. Lager, President



                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS.

                                   Date First
                                    Elected           Principal Occupation
Name                     Age       Director               and Employment
----                     ---       ----------         --------------------
Gary Brunner             55           1988            Mr. Brunner has been self-employed as a medical
                                                      services consultant since 1985. From 1981 to 1985,
                                                      he was Vice President of Operations of the Company.
                                                      Mr. Brunner received a B.S. degree from the University
                                                      of Northern Colorado in 1968. Mr. Brunner became
                                                      Secretary and Director of the Company in October 1988.



                                   Form 10KSB

Allan K. Lager           57           1989            Mr. Lager has been an automotive consultant since 1988.
                                                      From 1978 to 1988, he was President and Director of Storz,
                                                      Inc., a firm involved in the sales and service of Porsche
                                                      automobiles. Mr. Lager became President and Director of
                                                      the Company in April 1989.

Kenneth E. Shearer       55           1988            Since 1990, Mr. Shearer has been a management consultant
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

Based solely upon a review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended April 30, 2000, except that a Form 4 was filed late by Kenneth E. Shearer, a director of the Company.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Company is unaware of any person who owns beneficially more than five percent of the outstanding shares of common stock of the Company on July 17, 2000. No director of the Company nor any officers and directors of the Company as a group beneficially owned shares of common stock of the Company.

                                   Form 10KSB
                                  Page 3 of 3