Form 10QSB
period 2000-07-31
APPLIED MEDICAL DEVICES INC
filed 2000-09-12
CIK 312258

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________ TO __________


Commission file number 0-9064

                          APPLIED MEDICAL DEVICES, INC.
        (Exact name of small business issuer as specified in its charter)



           Colorado                                       84-0789885
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


7315 East Peakview Ave., Englewood, CO                         80111
(Address of principal executive offices)                    (Zip Code)


  Registrant's telephone number,                         (720) 529-3550
        including area code


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes   X  No
                                                          ---     ---

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at July 31, 2000
Common Stock, $.01 par value                                65,977,800

                          APPLIED MEDICAL DEVICES, INC.
                                   Form 10-QSB

                                Table of Contents


Part I.  Financial Information .......................................  3

Consolidated Balance Sheets as of July 31, 2000 and April 30, 2000 ...  4

Consolidated Statements of Operations for the three month period ended July 31, 2000 and Since Being a Development Stage Company ......  5

Consolidated Statements of Cash Flows for the three month period ended July 31, 2000 and Since Being a Development Stage Company ......  6

Management's Discussion and Analysis of Financial Condition
and Results of Operations ............................................ 7 & 8

Part II. Other Information ...........................................  8

Signature Page .......................................................  9


                                   Form 10-QSB
                                   Page 2 of 9

                          APPLIED MEDICAL DEVICES, INC.

                                   Form 10-QSB

                                  July 31, 2000




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

In the opinion of management, the unaudited interim financial statements for the period ended July 31, 2000 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three months ended July 31, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended April 30, 2000.

                                   Form 10-QSB
                                   Page 3 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                July 31,            April 30,
                                                                 2000                 2000
                                                              (Unaudited)
ASSETS
CURRENT -
  Cash and cash equivalents                                  $   122,395          $   129,680
                                                             -----------          -----------
                                                             $   122,395          $   129,680
                                                             -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES -
  Accrued expenses                                           $       794          $     4,660
                                                             -----------          -----------

SHAREHOLDERS' EQUITY
  Common Stock - $.01 par value, 75,000,000 shares
    authorized, issued and outstanding 65,977,800 as
    of July 31, 2000 and April 30, 2000                      $   659,778          $   659,778
  Additional paid-in capital                                   4,172,128            4,172,128
  Accumulated deficit                                         (4,451,999)          (4,451,999)
  Deficit accumulated during the
    development stage                                           (258,306)            (254,887)
                                                             -----------          -----------
Total shareholders' equity                                       121,601              125,020
                                                             -----------          -----------
                                                             $   122,395          $   129,680
                                                             -----------          -----------


                                   Form 10-QSB
                                   Page 4 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              Since Being
                                   Three Months          Three Months         A Develop-
                                      Ended                 Ended             ment Stage
                                   July 31, 2000         July 31, 1999         Company
                                   -------------         -------------        -----------
Expenses -
  General and
     Administrative                 $    5,168            $    3,532          $ 456,047
                                    ----------            ----------          ---------
Other income:
  Interest income                        1,749                 1,628            134,152
  Other                                     --                    --             32,536
Gain from sale of
    marketable securities                   --                    --             31,053
                                    ----------            ----------          ---------
Total other income                       1,749                 1,628            197,741
                                    ----------            ----------          ---------
Net Loss                            $   (3,419)           $   (1,904)          (258,306)
                                    ==========            ==========           ========
Basic and diluted income
  (loss) per share                         nil                   nil
                                    ==========            ==========           ========
Weighted average number
  of common and common
  equivalent shares
  outstanding                       65,977,800            65,977,800
                                    ==========            ==========           ========


                                   Form 10-QSB
                                   Page 5 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months       Three Months        Since Being
                                                              ended             ended           A Development
                                                          July 31, 2000      July 31,1999       Stage Company
                                                          -------------      ------------       -------------
OPERATING ACTIVITIES
  Net loss                                                 $  (3,419)         $  (1,904)         $(258,306)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities                     --                 --            (31,053)
      Issuance of common stock for services                       --                 --              7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                         --                 --              4,903
      Accrued expenses                                        (3,866)               150            (42,316)
      Other                                                       --                 --                 10
                                                           ---------          ---------          ---------
Net cash used in operating activities                         (7,285)            (1,754)          (319,197)
INVESTING ACTIVITIES -
  Proceeds from sale of marketable securities                     --                 --             47,040
                                                           ---------          ---------          ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          --                 --            139,368
  Proceeds from exercise of stock warrants                        --                 --             98,000
                                                           ---------          ---------          ---------
Net cash provided by financing activities                         --                 --            237,368
                                                           ---------          ---------          ---------
Decrease in cash and cash equivalents                         (7,285)            (1,754)           (34,789)
Cash and cash equivalents,
beginning of period                                          129,680            146,121            157,184
                                                           ---------          ---------          ---------
Cash and cash equivalents,
end of period                                              $ 122,395          $ 144,367          $ 122,395
                                                           ---------          ---------          ---------


                                   Form 10-QSB
                                   Page 6 of 9

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended April 30, 2000.

The following review concerns the three-month periods ended July 31, 2000, and July 31, 1999, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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

PLAN OF OPERATION

Applied Medical Devices, Inc., (a development stage company) the Registrant (the "Company"), was incorporated under the laws of the State of Colorado on February 5, 1979. Until 1986, the Company engaged in the development and sale of medical devices and medical technology. The Company's efforts in the medical products industry were unsuccessful, and the Company accumulated a substantial deficit since inception. In July 1986, the Company determined to discontinue its operations in the medical products industry. The Company reduced its staff and commenced its present activities, which consist of the search for an acquisition, merger or other form of business combination with an existing business. The Company has evaluated various entities, and in some instances, engaged in discussions concerning possible arrangements. However, the Company has not entered into any definitive agreements. Subsequent to the fiscal year-end, the Company intensified its evaluation of a privately held company, Nisco Systems, Inc. which was organized in 1999 to design and install high speed telecommunications infrastructures for corporations, specializing in inter-building, intra-building, outside-plant and corporate networks. The Company has entered into a letter of intent for the merger of Nisco Systems, Inc. into the Company. Completion of the merger is subject to several conditions, including completion of due diligence, a definitive agreement to merge (which will include customary representations and warranties) and approvals of the Board of Directors and shareholders of both entities. The Company is currently engaged in its due diligence evaluation of this merger candidate and no assurance can be given that any agreement, arrangement or understanding will be concluded regarding a merger with this entity or any other entity in the future.

                                   Form 10-QSB
                                   Page 7 of 9

The Company has no significant equipment and has not engaged in any research or development activities during the past two fiscal years. At present, the Company employs one person, on a part-time basis. The Company does not expect any changes unless the Company determines to proceed with a business combination.

RESULTS OF OPERATIONS THREE MONTHS ENDED JULY 31, 2000 AND JULY 31, 1999

During the three months ended July 31, 2000, the Company had a net loss of approximately $3,400. The Company incurred general and administrative costs of approximately $5,200. The Company's revenues consisted solely of interest on cash and other money market instruments of approximately $1,700. During the three months ended July 31, 1999, the general and administrative costs were approximately $3,500 and the Company's revenues consisted of approximately $1,600 from interest on cash and other money market instruments, resulting in a loss of approximately $1,900 for the period. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

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

                                  JULY 31, 2000



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APPLIED MEDICAL DEVICES, INC.

Date:  September 15, 2000              By:   /s/  Allan K. Lager
                                          ---------------------------
                                           Allan K. Lager, President
                                          and Chief Financial Officer


                                   Form 10-QSB
                                   Page 9 of 9