Form 10QSB
period 2000-10-31
APPLIED MEDICAL DEVICES INC
filed 2000-12-14
CIK 312258

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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
                                                           X   Yes         No
                                                         ------      -----

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at October 31, 2000
      Common Stock, $.01 par value                           65,977,800

                          APPLIED MEDICAL DEVICES, INC.
                                   Form 10-QSB

                                Table of Contents



Part I.  Financial Information................................................................................3


Balance Sheets as of October 31, 2000 and April 30, 2000......................................................4


Statements of Operations for the three and six-month period ended October 31,
2000 and Since Being a Development Stage Company..............................................................5


Statements of Cash Flows for the three and six-month period ended
October 31, 2000 and Since Being a Development Stage Company..................................................6


Management's Discussion and Analysis of Financial Condition
and Results of Operations...................................................................................7&8


Part II.  Other Information...................................................................................8


Signature Page................................................................................................9



                                   Form 10-QSB
                                   Page 2 of 9

                          APPLIED MEDICAL DEVICES, INC.

                                   Form 10-QSB

                                October 31, 2000




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

In the opinion of management, the unaudited interim financial statements for the period ended October 31, 2000 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the six months ended October 31, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended April 30, 2000.



                                   Form 10-QSB
                                   Page 3 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                           October 31,         April 30,
                                                                              2000               2000
                                                                           -----------       -----------
                                                                           (Unaudited)
ASSETS
CURRENT -
  Cash and cash equivalents                                                $   250,348       $   129,680
                                                                           -----------       -----------

                                                                           $   250,348       $   129,680
                                                                           -----------       -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES -
  Accrued expenses                                                         $    55,209       $     4,660
                                                                           -----------       -----------

SHAREHOLDERS' EQUITY
  Common Stock - $.01 par value, 75,000,000 shares
  authorized, issued and outstanding 65,977,800
  as of October 31, 2000 and April 30, 2000                                $   659,778       $   659,778
  Additional paid-in capital                                                 4,172,128         4,172,128
  Accumulated deficit                                                       (4,451,999)       (4,451,999)
  Deficit accumulated during the
    development stage                                                         (184,768)         (254,887)
                                                                           -----------       -----------
Total shareholders' equity                                                     195,139           125,020
                                                                           -----------       -----------
                                                                           $   250,348       $   129,680
                                                                           -----------       -----------


                                   Form 10-QSB
                                   Page 4 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                Three Months     Three Months        Six Months        Six Months       Since Being
                                   Ended            Ended              Ended             Ended         A Development
                               Oct. 31, 2000    Oct, 31, 1999      Oct. 31, 2000     Oct.31, 1999      Stage Company
                               -------------    -------------      -------------     ------------      -------------
Expenses -
  General and
     Administrative            $     82,962      $      7,117       $     88,129      $     10,649      $    539,009
                               ------------      ------------       ------------      ------------      ------------

Other income:
  Interest income                     1,528             1,612              3,276             3,241           135,680
  Other                                  --                --                 --                --            32,536
Gain from sale of
    marketable securities           154,972                --            154,972                --           186,025
                               ------------      ------------       ------------      ------------      ------------
Total other income                  156,500             1,612            158,248             3,241           354,241
                               ------------      ------------       ------------      ------------      ------------

Net Income (Loss)              $     73,538      $     (5,505)      $     70,119      $     (7,408)         (184,768)
                               ============      ============       ============      ============      ============
Basic and diluted income
  (loss) per share                      nil               nil                nil               nil
                               ============      ============       ============      ============      ============


Weighted average number
  of common and common
  equivalent shares
  outstanding                    65,977,800        65,977,800         65,977,800        65,977,800
                               ============      ============       ============      ============      ============

See accompanying notes to financial statements.


                                   Form 10-QSB
                                   Page 5 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six Months            Six Months            Since Being
                                                            ended                  ended             A Development
                                                       October 31, 2000       October 31,1999        Stage Company
                                                       ----------------       ---------------       --------------

OPERATING ACTIVITIES
  Net Income (loss)                                     $       70,119       $       (7,408)      $     (184,768)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities                 (154,972)                  --             (186,025)
      Issuance of common stock for services                         --                   --                7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                           --                   --                4,903
      Accrued expenses                                          50,549                 (250)              12,099
      Other                                                         --                   --                   10
                                                        --------------       --------------       --------------
Net cash used in operating activities                          (34,304)              (7,658)            (346,216)
INVESTING ACTIVITIES -
  Proceeds from sale of marketable securities                  154,972                   --              202,012
                                                        --------------       --------------       --------------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                            --                   --              139,368
  Proceeds from exercise of stock warrants                          --                   --               98,000
                                                        --------------       --------------       --------------
Net cash provided by financing activities                           --                   --              237,368
                                                        --------------       --------------       --------------
Decrease in cash and cash equivalents                          120,668               (7,658)              93,164
Cash and cash equivalents,
beginning of period                                            129,680              146,121              157,184
                                                        --------------       --------------       --------------
Cash and cash equivalents,
end of period                                           $      250,348       $      138,463       $      250,348
                                                        ==============       ==============       ==============



                                   Form 10-QSB
                                   Page 6 of 9

Item 2.

Management's Discussion and Analysis or Plan of Operation.

The unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended April 30, 2000.

The following review concerns the six-month periods ended October 31, 2000, and October 31, 1999, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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

Plan of Operation

Applied Medical Devices, Inc., (a development stage company) the Registrant (the "Company"), was incorporated under the laws of the State of Colorado on February 5, 1979. Until 1986, the Company engaged in the development and sale of medical devices and medical technology. The Company's efforts in the medical products industry were unsuccessful, and the Company accumulated a substantial deficit since inception. In July 1986, the Company determined to discontinue its operations in the medical products industry. The Company reduced its staff and commenced its present activities, which consist of the search for an acquisition, merger or other form of business combination with an existing business. Subsequent to the fiscal year-end of April 30, 2000, the Company intensified its evaluation of a privately held company, NISCO Systems, Inc. ("NISCO"). NISCO was organized in 1999 to design and install high-speed telecommunications infrastructures for corporations, specializing in complex inter-building, intra-building, outside plant and corporate networks. On November 17, 2000, the Company entered into an agreement to merge with NISCO (the "Merger").

The Merger is expected to be effected through a business combination with Applied Medical Merger Corp., a corporation newly formed by the Company to be the surviving corporation in the Merger. Upon completion of the Merger, the name of the surviving corporation will be changed to NISCO Systems, Inc.

Completion of the Merger is subject to the approval of the Company's shareholders and customary closing conditions. It is anticipated that a registration statement will be filed in

                                   Form 10-QSB
connection with the proposed Merger that will include additional information regarding the proposed Merger.

The Company expects to incur substantial legal, accounting and filing fees, as well as printing and mailing and other costs in connection with the proposed Merger.


Results of Operations Six Months Ended October 31, 2000 and October 31, 1999

During the six months ended October 31, 2000, the Company had net income of approximately $70,100. The Company's revenues consisted of gains from the sale of marketable securities that were previously written off of $155,000 and interest on cash and other money market instruments of approximately $3,300. The Company incurred general and administrative costs of approximately $88,100 of which $55,000 were bonuses paid to board members and consultants. During the six months ended October 31, 1999, the general and administrative costs were approximately $10,600 and the Company's revenues consisted solely of interest on cash and other money market instruments of approximately $3,200, resulting in a loss of approximately $7,400 for the period. As detailed on the accompanying statements of cash flows, there were no significant adjustments between the net income (loss) and net change in cash.


The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented.


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K.

                  (b) Reports on Form 8-K. A Report on Form 8-K was filed on November 20, 2000, reporting under Item 5, the agreement regarding the proposed Merger involving NISCO Systems, Inc.


                                   Form 10-QSB
                                   Page 8 of 9

                          APPLIED MEDICAL DEVICES, INC.


                                   FORM 10-QSB

                                OCTOBER 31, 2000



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   APPLIED MEDICAL DEVICES, INC.

Date:  December 14, 2000                           By:  /s/ Allan K. Lager
                                                     ---------------------------
                                                      Allan K. Lager, President
                                                     and Chief Financial Officer


                                   Form 10-QSB

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
27            Financial Data Schedule