Form 10QSB
period 2001-01-31
APPLIED MEDICAL DEVICES INC
filed 2001-03-12
CIK 312258

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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

                Class                              Outstanding at March 9, 2001
     Common Stock, $.01 par value                        65,977,800

                          APPLIED MEDICAL DEVICES, INC.
                                   Form 10-QSB

                                Table of Contents




Part I.  Financial Information................................................................................3


Balance Sheets as of January 31, 2001 and April 30, 2000......................................................4


Statements of Operations for the three and nine-month period ended January 31, 2001 and Since
Being a Development Stage Company.............................................................................5


Statements of Cash Flows for the three and nine-month period ended
January 31, 2001 and Since Being a Development Stage Company..................................................6


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


Part II.  Other Information...................................................................................8


Signature Page................................................................................................9

                                  Form 10-QSB

                          APPLIED MEDICAL DEVICES, INC.

                                   Form 10-QSB

                                January 31, 2001




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

In the opinion of management, the unaudited interim financial statements for the period ended January 31, 2001 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the nine months ended January 31, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended April 30, 2000.







                                  Form 10-QSB
                                  Page 3 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                     January 31,                April 30,
                                                                         2001                     2000
                                                                      (Unaudited)

ASSETS
CURRENT -
  Cash and cash equivalents                                     $          164,633        $        129,680
-------------------------------------------------------------------------------------------------------------------
                                                                $          164,633        $        129,680
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES -
  Accrued expenses                                              $           24,755        $          4,660
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common Stock - $.01 par value, 75,000,000 shares
  authorized, issued and outstanding 65,977,800
  as of January 31, 2001 and April 30, 2000                     $          659,778        $        659,778
  Additional paid-in capital                                             4,172,128               4,172,128
  Accumulated deficit                                                   (4,451,999)             (4,451,999)
  Deficit accumulated during the
    development stage                                                     (240,029)               (254,887)
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                 139,878                 125,020
-------------------------------------------------------------------------------------------------------------------
                                                                $          164,633        $        129,680
-------------------------------------------------------------------------------------------------------------------

                          APPLIED MEDICAL DEVICES, INC.
                                  Form 10-QSB
                                  Page 4 of 9

                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                       Since Being
                                Three Months     Three Months        Nine Months       Nine Months      A Develop-
                                    Ended            Ended              Ended             Ended         ment Stage
                                Jan. 31, 2001    Jan, 31, 2000      Jan. 31, 2001     Jan.31, 2000        Company
                                -------------    -------------      -------------     ------------        -------
Expenses -
  General and
     Administrative               $ 58,826             $ 4,268           $146,958        $ 14,916      $ 597,836
-------------------------------------------------------------------------------------------------------------------
Other income:
  Interest income                    3,567               1,791              6,844           5,031        139,246
  Other                                 --                  --                 --              --         32,536
Gain from sale of
    marketable securities               --                  --            154,972              --        186,025
-------------------------------------------------------------------------------------------------------------------
Total other income                   3,567               1,791            161,816           5,031        357,807
-------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                 $(55,259)            $(2,477)          $ 14,858        $ (9,885)     $(240,029)
Basic and diluted income
  (loss) per share                     nil                 nil                nil             nil
===================================================================================================================

Weighted average number
  of common and common
  equivalent shares
  outstanding                   65,977,800          65,977,800         65,977,800      65,977,800
===================================================================================================================

See accompanying notes to financial statements.

                                  Form 10-QSB
                                  Page 5 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months       Nine Months      Since Being
                                                               ended             ended        A Development
                                                         January 31, 2001   January 31,2000   Stage Company
                                                         ----------------   ---------------   -------------
OPERATING ACTIVITIES
  Net Income (loss)                                          $  14,858        $  (9,885)       $(240,029)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities                 (154,972)              --         (186,025)
      Issuance of common stock for services                         --               --            7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                           --               --            4,903
      Accrued expenses                                          20,095             (239)         (18,355)
      Other                                                         --               --               10
-----------------------------------------------------------------------------------------------------------
Net cash (used in) operating activities                       (120,019)         (10,124)        (431,931)
INVESTING ACTIVITIES -
  Proceeds from sale of marketable securities                  154,972               --          202,012
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                            --               --          139,368
  Proceeds from exercise of stock warrants                          --               --           98,000
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                           --               --          237,368
-----------------------------------------------------------------------------------------------------------

Increase/decrease in cash
     and cash equivalents                                       34,953          (10,124)           7,449
Cash and cash equivalents,
beginning of period                                            129,680          146,121          157,184
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents,
end of period                                                $ 164,633        $ 135,997        $ 164,633
===========================================================================================================


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

The following review concerns the nine-month periods ended January 31, 2001, and January 31, 2000, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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

The Merger is expected to be effected through a business combination with Applied Medical Merger Corp., a corporation recently formed by the Company to be the surviving corporation in the Merger. Upon completion of the Merger, the name of the surviving corporation will be changed to NISCO Systems, Inc.

Completion of the Merger is subject to the approval of the Company's shareholders and customary closing conditions. A proxy statement/prospectus has been filed with the SEC in connection with the proposed Merger, but is not complete and may be subject to change.


                                  Form 10-QSB
                                  Page 7 of 9

The Company expects to incur substantial legal, accounting and filing fees, as well as printing and mailing and other costs in connection with the proposed Merger.

Results of Operations Nine Months Ended January 31, 2001 and January 31, 2000

During the nine months ended January 31, 2001, the Company had net income of approximately $14,900. The Company's revenues consisted of gains from the sale of marketable securities that were previously written off of $155,000 and interest on cash and other money market instruments of approximately $6,800. The Company incurred general and administrative costs of approximately $147,000 of which $55,000 were bonuses paid to board members and consultants. During the nine months ended January 31, 2000, the general and administrative costs were approximately $15,000 and the Company's revenues consisted solely of interest on cash and other money market instruments of approximately $5,000, resulting in a loss of approximately $10,000 for the period. As detailed on the accompanying statements of cash flows, there were no significant adjustments between the net income (loss) and net change in cash.


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

                                JANUARY 31, 2001



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   APPLIED MEDICAL DEVICES, INC.

Date:  March 9, 2001                       By:          /s/ Allan K. Lager
                                              ----------------------------------
                                                    Allan K. Lager, President
                                                   and Chief Financial Officer

                                  Form 10-QSB
                                  Page 9 of 9