Form 10KSB40
period 2001-04-30
APPLIED MEDICAL DEVICES INC
filed 2001-07-30
CIK 312258

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2001
Commission file number 0-9064

                          APPLIED MEDICAL DEVICES, INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

         Colorado                                         84-0789885
         --------                                         ----------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification Number)

         106 S. University Blvd. #14 Denver, CO           80209
         --------------------------------------           -----
         (Address of principal executive offices)         (Zip Code)

Issuer's telephone number (303) 722-4008

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

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]



                                   Form 10KSB

The issuer had approximately $111,200 in revenue in its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates was approximately $1,121,623 based upon the bid price of the stock on July 19, 2001 of $.017. However, trading in the stock is limited and sporadic. See Item 5.

The number of shares of the Registrant's $.01 par value common stock outstanding as of July 19, 2001 was 65,977,800.

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

                                     PART I

Item 1. Description/Business.

     (a) Business Development. Applied Medical Devices, Inc., (a development stage company) the Registrant (the "Company"), was incorporated under the laws of the State of Colorado on February 5, 1979. Until 1986, the Company engaged in the development and sale of medical devices and medical technology. The Company's efforts in the medical products industry were unsuccessful, and the Company accumulated a substantial deficit since inception. In July 1986, the Company determined to discontinue its operations in the medical products industry. The Company reduced its staff and commenced searching for an acquisition, merger or other form of business combination with an existing business. On November 17, 2000 the Company entered into an agreement to merge with NISCO Systems, Inc. (NISCO). NISCO designs and installs high-speed telecommunications infrastructures for corporations,



                                   Form 10KSB
specializing in complex inter-building, intra-building, outside plant and corporate networks. The Merger is expected be to effected through a business combination with Applied Medical Merger Corp., a corporation recently formed by the Company to be the surviving corporation in the Merger. Upon completion of the Merger, the name of the surviving corporation will be changed to NISCO Systems, Inc. Completion of the merger is subject to the approval of the Company's stockholders and customary closing conditions. A proxy statement/prospectus has been filed with the SEC in connection with the proposed merger, but is not complete and may be subject to change.

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

Item 2. Description of Properties.

The Company owns no real property. The Company presently subleases office facilities from, and is provided administrative services by, an entity that had



                                   Form 10KSB
certain common shareholders with the Company. The facilities and services are provided on a month-to-month basis for $250 per month pursuant to an oral arrangement. See Item 12.

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

                  Quarter Ended                         High Bid                   Low Bid
                  -------------                         --------                   -------
                  April 30, 2001                         $ .045                     $ .02
                  January 31, 2001                       $  .08                     $.021
                  October 31, 2000                       $.1125                     $.055
                  July 31, 2000                          $  .14                     $.031
                  April 30, 2000                         $  .30                     $.025
                  January 31, 2000                       $  .11                     $ .01
                  October 31, 1999                       $  .02                     $ .01
                  July 31, 1999                          $ .021                     $.001

The quotations for the Company's common stock reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

At July 23, 2001, the approximate number of holders of record of the Company's common stock was 9,645. The Company has not paid any cash dividends.



                                   Form 10KSB

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

During the fiscal year ended April 30, 2001, the Company entered into an agreement to merge with NISCO Systems, Inc. (NISCO). Completion of the merger is subject to the approval of the Company's stockholders and customary closing conditions. A proxy statement/prospectus has been filed with the SEC in connection with the proposed merger, but is not complete and may be subject to change. The Company generated approximately $8,300 in interest income and had expenses of approximately $112,400 in the year ended April 30, 2001. Total assets, which increased by approximately two percent from $129,700 to $131,800, consisted of cash or cash equivalents. The Company expects that its current cash and cash equivalent balances should be adequate to satisfy its cash requirements for the next twelve months. Due to the nature of the Company's present activities, however, the Company is unable to predict its likely expenditures for professional fees and other expenses. At present, the Company has no major capital commitments.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal Years Ended April 30, 2001 and April 30, 2000.

During the fiscal year ended April 30, 2001, the Company had a net loss of approximately $1,200. The Company sold shares of a marketable security that had been previously written off for a gain of $155,000 less $52,000 that was paid to a consultant for rehabilitating the stock. The Company incurred general and administrative costs of approximately $112,400 in fiscal 2001 of which approximately $96,800 were accounting, legal and transfer fees most of which were incurred in connection with the proposed merger with NISCO. The Company earned interest on temporary cash and other money market instruments of approximately $8,300. Interest income fluctuates based upon increases and decreases with general interest rates that cannot be predicted.

During the fiscal year ended April 30, 2000, the Company had a net loss of approximately $20,800. Net cash used in operating activities during the fiscal year 2000 was approximately $16,400. The Company incurred general and administrative costs of approximately $27,700 in fiscal 2000 of which approximately $8,900 were incurred in connection with daily operations and evaluation of business opportunities. Accounting, legal and transfer fees were approximately $18,800 or 68 percent of the total general and administrative expenses. The Company earned interest on temporary cash and other money market instruments of approximately $6,900. Interest income fluctuates based



                                   Form 10KSB
upon increases and decreases with general interest rates that cannot be predicted

As stated above in the Plan of Operation, due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables that cannot be predicted. The Company has and could continue to expend substantial sums to complete the business combination with NISCO. Thereafter, results of operations would be expected to be materially affected by the business acquired by the Company. After the Company completes the business combination, or incurs significant transaction costs and the business combination is not completed, the Company, due to its limited capital resources, will have its liquidity adversely affected and its ability to proceed with other business combinations will be impaired.

Income Taxes And Net Operating Losses

As discussed in Note 2 in the accompanying consolidated financial statement, the Company had net operating loss carry forwards for income tax purposes of approximately $626,000. The deferred tax asset of $441,200 arising from the net operating loss carry forwards and capitalized start-up costs have been fully offset by a valuation allowance as management has determined that such tax benefits will most likely not be realized.


Item 7. Financial Statements.

     See pages F-1 through F-9.


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



                                   Form 10KSB

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

          (v) BDO Seidman LLP furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements. A copy of such letter, dated February 25, 2000, was filed as Exhibit 16 to the Company's Form 8-K Report regarding the change in accountants.

     (b) New independent accountants

        The Company has engaged AJ. Robbins, P.C. as its new independent accountants as of February 24, 2000. Since that time, the Company has not consulted with AJ. Robbins, P.C. regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement, or a reportable event.


                                    PART III

Item 9. Directors and Executive Officers.

                                            Date First
                                              Elected                           Principal Occupation
Name                     Age                 Director                              and Employment
----                     ---                 --------                              --------------
Gary Brunner             56                    1988           Mr. Brunner has been self-employed as a medical
                                                              services consultant since 1985. From 1981 to 1985,
                                                              he was Vice President of Operations of the Company.
                                                              Mr. Brunner received a B.S. degree from the
                                                              University of Northern Colorado in 1968. Mr.
                                                              Brunner became Secretary and Director of the
                                                              Company in October 1988.



                                   Form 10KSB

Allan K. Lager           58                    1989           Mr. Lager has been an automotive consultant since
                                                              1988. From 1978 to 1988, he was President and
                                                              Director of Storz, Inc., a firm involved in the
                                                              sales and service of Porsche automobiles. Mr.
                                                              Lager became President and Director of the Company
                                                              in April 1989.

Kenneth E. Shearer       56                    1988           Since 1990, Mr. Shearer has been a management
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

The directors of the Company are elected to serve until the next Annual
Meeting of Shareholders or until their successors have been duly elected and qualified. None of the Company's officers has an employment agreement with the Company and, therefore, each serves at the pleasure of the Company's Board of Directors. There are no family relationships among the Company's officers and directors. During the fiscal year ended April 30, 2001, the Company held two meetings of Directors. The Company's Board of Directors has no committees. There are no standard or other arrangements pursuant to which directors are compensated as such or for committee participation.

Based solely upon a review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended April 30, 2001.

Item 10. Executive Compensation.

     (a) Cash Compensation. The following sets forth cash compensation paid by the Company during the fiscal year ended April 30, 2001 to executive officers as a group. No officer received more than $100,000 during the fiscal year.



                                   Form 10KSB

     Mr. Lager receives a salary of $200 per month ($2,400 annually) for serving as President of the Company. Mr. Lager's salary was $2,400 for the fiscal years ended April 30, 2001 and April 30, 2000. All directors of the Company received $1,000 in November for their work as directors. No other compensation, cash or otherwise was paid in the last three years. Accordingly, the Summary Compensation Table has been omitted.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The Company is unaware of any person who owns beneficially more than five percent of the outstanding shares of common stock of the Company on July 19, 2001. No director of the Company nor any officers and directors of the Company as a group beneficially owned shares of common stock of the Company.

Item 12. Related Party Transactions.

The Company uses office facilities and administrative services provided by, Livingston Capital, Ltd. ("Livingston"), a venture capital firm. The Company has paid Livingston $3,000 per year for the fiscal years ended April 30, 2001 and 2000. The Company currently pays Livingston $250 per month. Gregory Pusey, a consultant to, and a former principal shareholder of the Company, is an officer and director of Livingston and his wife, Jill J. Pusey, is an officer and principal shareholder of Livingston. The Company believes that the terms of its arrangement with Livingston are as favorable as could be obtained with another firm. The Company's arrangements with Livingston are on a month-to-month basis.

Item 13. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          (1) Articles of Incorporation, as amended, of the Company, previously filed as an exhibit to the Form 10-K Report for the year ended April 30, 1981, which is incorporated herein by this reference,



                                   Form 10KSB

         (2) Bylaws, previously cited as exhibit 2(b) to the Company's Registration Statement on Form S-18 (File No. 2-65079) which exhibit is incorporated herein by this reference.

         (3) Merger Agreement dated November 17, 2000 between Applied Medical Devices Inc., Applied Medical Merger Corp., and NISCO Systems, Inc.

     (b) Reports on Form 8-K.

A Form 8-K was filed in February 2001 stating the change in certifying accountants used by the Company. See Item 8.




                                   Form 10KSB

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  APPLIED MEDICAL DEVICES, INC.

Date: July 30, 2001                       By: /s/ Allan K. Lager
                                              ------------------
                                          Allan K. Lager, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 30, 2001                       By: /s/ Allan K. Lager
                                              ------------------
                                          Allan K. Lager, President and Director


Date: July 30, 2001                       By: /s/ Gary Brunner
                                              ----------------
                                          Gary Brunner, Secretary and Director


Date: July 30, 2001                       By: /s/ Kenneth E. Shearer
                                              ----------------------
                                          Kenneth E. Shearer, Director



                                   Form 10KSB

                          APPLIED MEDICAL DEVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                   FOR THE YEARS ENDED APRIL 30, 2000 AND 2001

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report                                                            F-2

Financial Statements:

         Consolidated Balance Sheet                                                     F-3

         Consolidated Statements of Operations                                          F-4

         Consolidated Statements of Changes in Stockholders' Equity                     F-5

         Consolidated Statements of Cash Flows                                          F-6

Notes to Consolidated Financial Statements                                              F-7

                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                                 AND CONSULTANTS
                         3033 EAST 1ST AVENUE, SUITE 201
                             DENVER, COLORADO 80206


                          INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
APPLIED MEDICAL DEVICES, INC.
ENGLEWOOD, COLORADO



We have audited the accompanying consolidated balance sheet of Applied Medical Devices, Inc. and subsidiary (a development stage company) as of April 30, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Medical Devices, Inc. and subsidiary at April 30, 2001 and the results of their operations and their cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles.

                                AJ. ROBBINS, P.C.
                                 CERTIFIED PUBLIC ACCOUNTANTS
                                  AND CONSULTANTS


DENVER, COLORADO
JUNE 29, 2001

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2001


                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                      $   131,759
                                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                               $     7,963
                                                                    -----------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 75,000,000 shares
         authorized, 65,977,800 issued and outstanding                  659,778
     Additional paid-in capital                                       4,172,128
     Accumulated deficit                                             (4,451,999)
     Deficit accumulated during the development stage                  (256,111)
                                                                    -----------

                  Total Stockholders' Equity                            123,796
                                                                    -----------

                                                                    $   131,759
                                                                    ===========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              FOR THE PERIOD
                                                                                FROM MAY 1,
                                                                              1987 (INCEPTION
                                                                                  OF THE
                                                                                DEVELOPMENT
                                             FOR THE YEARS ENDED APRIL 30,      STAGE) TO
                                             ----------------------------        APRIL 30,
                                                 2001            2000              2001
                                             ------------    ------------    ----------------
EXPENSES:
   General and administrative                $    112,446    $     27,667    $        563,325
                                             ------------    ------------    ----------------



OTHER INCOME:
   Interest income                                  8,316           6,876             140,719
   Gain from sale of marketable securities        102,906              --             133,959
   Other                                               --              --              32,536
                                             ------------    ------------    ----------------

         Total Other Income                       111,222           6,876             307,214
                                             ------------    ------------    ----------------



NET LOSS                                     $     (1,224)   $    (20,791)   $       (256,111)
                                             ============    ============    ================



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
                                             ============    ============


*Less than $(.01)



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED APRIL 30, 2001 AND 2000 AND PERIOD FROM MAY 1, 1987 (INCEPTION OF THE DEVELOPMENT STAGE) TO APRIL 30, 1999


                                                                                      DEFICIT
                                                                                    ACCUMULATED
                                  COMMON STOCK          ADDITIONAL                  DURING THE                      TOTAL
                            -------------------------     PAID-IN     ACCUMULATED   DEVELOPMENT     TREASURY    STOCKHOLDERS'
                               SHARES        AMOUNT       CAPITAL       DEFICIT        STAGE         STOCK         EQUITY
                            -----------   -----------   -----------   -----------   -----------   -----------   -------------
BALANCE, MAY 1, 1987         43,256,994   $   432,570   $ 4,389,342   $(4,451,999)  $        --   $   234,949   $     604,862

  Common stock issued
    for services              1,357,473        13,575        (6,000)           --            --            --           7,575

  Retirement of treasury
    stock                    (3,136,667)      (31,367)     (203,582)           --            --      (234,949)       (469,898)

  Issuance of common
    stock and warrants
    pursuant to public
    offering                 14,700,000       147,000        (7,632)           --            --            --         139,368

  Exercise of stock
  purchase warrant            9,800,000        98,000            --            --            --            --          98,000

  Net loss for the periods           --            --            --            --      (234,096)           --        (234,096)
                            -----------   -----------   -----------   -----------   -----------   -----------   -------------

BALANCE, APRIL 30, 1999      65,977,800       659,778     4,172,128    (4,451,999)     (234,096)           --         145,811

  Net loss for the year              --            --            --            --       (20,791)           --         (20,791)
                            -----------   -----------   -----------   -----------   -----------   -----------   -------------

BALANCE, APRIL 30, 2000      65,977,800       659,778     4,172,128    (4,451,999)     (254,887)           --         125,020

  Net loss for the year              --            --            --            --        (1,224)           --          (1,224)
                            -----------   -----------   -----------   -----------   -----------   -----------   -------------

BALANCE, APRIL 30, 2001      65,977,800   $   659,778   $ 4,172,128   $(4,451,999)  $  (256,111)  $        --   $     123,796
                            ===========   ===========   ===========   ===========   ===========   ===========   =============



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         FOR THE PERIOD
                                                                                           FROM MAY 1,
                                                                                         1987 (INCEPTION
                                                                                        OF THE DEVELOPMENT
                                                        FOR THE YEARS ENDED APRIL 30,        STAGE) TO
                                                        ----------------------------         APRIL 30,
                                                            2001            2000               2001
                                                        ------------    ------------    ------------------
CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES:
   Net loss                                             $     (1,224)   $    (20,791)   $         (256,111)
   Adjustments to reconcile net loss to net cash used
       by operations:
     Gain from sale of marketable securities                (102,906)             --              (133,959)
     Issuance of common stock for services                        --              --                 7,565
     Changes in:
       Accounts receivable                                        --              --                 4,903
       Accrued expenses                                        3,303           4,350               (35,147)
       Other                                                      --              --                    10
                                                        ------------    ------------    ------------------

         Cash Flows (Used) by Operating
           Activities                                       (100,827)        (16,441)             (412,739)
                                                        ------------    ------------    ------------------

CASH FLOWS PROVIDED (USED) BY INVESTING
   ACTIVITIES:
   Proceeds from sale of marketable securities               154,972              --               202,012
   Asset rehabilitation fee                                  (52,066)             --               (52,066)
                                                        ------------    ------------    ------------------

         Cash Flows Provided by Investing
           Activities                                        102,906              --               149,946
                                                        ------------    ------------    ------------------

CASH FLOWS PROVIDED BY FINANCING
   ACTIVITIES:
   Proceeds from issuance of common stock                         --              --               139,368
   Proceeds from exercise of stock warrants                       --              --                98,000
                                                        ------------    ------------    ------------------

         Cash Flows Provided by Financing
           Activities                                             --              --               237,368
                                                        ------------    ------------    ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        2,079         (16,441)              (25,425)

CASH AND CASH EQUIVALENTS, beginning of
  period                                                     129,680         146,121               157,184
                                                        ------------    ------------    ------------------

CASH AND CASH EQUIVALENTS, end of
  period                                                $    131,759    $    129,680    $          131,759
                                                        ============    ============    ==================



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Applied Medical Devices, Inc. (the "Company") (a development stage company) was incorporated on February 5, 1979 under the laws of the State of Colorado to engage in the development and sale of medical devices and medical technology. The fiscal year end is April 30. In July 1986, the Company decided to discontinue its business operations and commenced disposing of its business assets. As of May 1, 1987, the Company had completed the disposition of its business operations. Since that time, the Company's operations have consisted of efforts to pursue other business opportunities and funding sources. Accordingly, the Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

The financial statements include the accounts of the Company and its inactive wholly owned subsidiary, Applied Medical, Inc. ("AMI"). All intercompany accounts and transactions have been eliminated.

PLAN OF OPERATIONS

On November 17, 2000 the Company entered into an agreement to merge with NISCO Systems, Inc. (NISCO). NISCO designs and installs high-speed telecommunications infrastructures for corporations, specializing in complex inter-building, intra-building, outside plant and corporate networks. The Merger is expected be to effected through a business combination with Applied Medical Merger Corp., a corporation recently formed by the Company to be the surviving corporation in the Merger. Upon completion of the Merger, the name of the surviving corporation will be changed to NISCO Systems, Inc. Completion of the merger is subject to the approval of the Company's stockholders and customary closing conditions. A proxy statement/prospectus has been filed with the SEC in connection with the proposed merger, but is not complete and may be subject to change.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents.

The Company's cash equivalents are invested in money market accounts placed with major financial institutions. The investment policy limits the Company's exposure to concentrations of credit risk. Money market deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company recognized a gain of $102,906 from the sale of marketable securities that were written off in a prior year. The Company paid a $52,066 bonus to a former stockholder for his efforts in obtaining reissuance of the certificates.

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

NET LOSS PER SHARE

In 1997 the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to Statement 128 requirements.

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - INCOME TAXES

As of April 30, 2001 the net deferred tax asset recorded and its approximate tax effect consists of the following:

Net operating loss carryforwards   $ 233,492
Capitalized start-up costs           207,752
                                   ---------
                                     441,244
Less: valuation allowance           (441,244)
                                   ---------

Net deferred tax asset             $      --
                                   =========

As of April 30, 2001 a valuation allowance equal to the net deferred tax asset recognized has been recorded as management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

At April 30, 2001 the Company has net operating loss carryforwards (NOLs) of approximately $626,000 which expire in 2002.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company leases office space from an affiliate (Livingston Capital, Ltd.) for approximately $250 per month on a month-to-month basis. Rent expense for the years ended April 30, 2001 and 2000 was $3,000 per year.

                                INDEX TO EXHIBITS

Merger Agreement dated November 17, 2000 between Applied Medical Devices Inc., Applied Medical Merger Corp., and NISCO Systems, Inc.