Form 10QSB
period 2001-07-31
APPLIED MEDICAL DEVICES INC
filed 2001-09-11
CIK 312258

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-9064

                          APPLIED MEDICAL DEVICES, INC.

        (Exact name of small business issuer as specified in its charter)


                 Colorado                                84-0789885
      (State or other jurisdiction of       (IRS Employer Identification Number)
      incorporation or organization)

 106 S. University Blvd. #14, Denver, CO                    80209
 (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number,                   (303) 722-4008
            including area code


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes        No   X
                                                              -----     -----

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at August 31, 2001
    Common Stock, $.01 par value                          65,977,800

                          APPLIED MEDICAL DEVICES, INC.
                                   Form 10-QSB

                                Table of Contents




Part I. Financial Information..................................................3


Consolidated Balance Sheets as of July 31, 2001 and April 30, 2001.............4


Consolidated Statements of Operations for the three month period ended
July 31, 2001 and Since Being a Development Stage Company......................5


Consolidated Statements of Cash Flows for the three month period ended
July 31, 2001 and Since Being a Development Stage Company......................6


Management's Discussion and Analysis of Financial Condition
and Results of Operations....................................................7&8


Part II. Other Information....................................................8


Signature Page................................................................9




                                   Form 10-QSB
                                   Page 2 of 9

                          APPLIED MEDICAL DEVICES, INC.

                                   Form 10-QSB

                                  July 31, 2001




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

In the opinion of management, the unaudited interim financial statements for the period ended July 31, 2001 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three months ended July 31, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended April 30, 2001.






                                   Form 10-QSB
                                   Page 3 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                  July 31,         April 30,
                                                    2001             2001
                                                (Unaudited)

ASSETS
CURRENT -
  Cash and cash equivalents                     $    114,610    $    131,759
                                                ------------    ------------

                                                $    114,610    $    131,759
                                                ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES -
  Accrued expenses                              $         55    $      7,963
                                                ------------    ------------


SHAREHOLDERS' EQUITY
  Common Stock - $.01 par value,
  75,000,000 shares authorized,
  issued and outstanding 65,977,800
  as of July 31, 2001 and April 30, 2001        $    659,778    $    659,778
  Additional paid-in capital                       4,172,128       4,172,128
  Accumulated deficit                             (4,451,999)     (4,451,999)
  Deficit accumulated during the
    development stage                               (265,352)       (256,111)
                                                ------------    ------------

Total shareholders' equity                           114,555         123,796
                                                ------------    ------------

                                                $    114,610    $    131,759
                                                ------------    ------------



                                   Form 10-QSB

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Since Being
                                 Three Months    Three Months      A Develop-
                                    Ended           Ended          ment Stage
                                July 31, 2001   July 31, 2000       Company
                                -------------   -------------    ------------

Expenses -
  General and
     Administrative              $     10,272    $      5,168    $    573,597
                                 ------------    ------------    ------------

Other income:
  Interest income                       1,031           1,749         141,750
  Other                                    --              --         133,959
Gain from sale of
    marketable securities                  --              --          32,536
                                 ------------    ------------    ------------

Total other income                      1,031           1,749         308,245
                                 ------------    ------------    ------------

Net Loss                         $     (9,241)   $     (3,419)       (265,352)
                                 ============    ============    ============
Basic and diluted income
  (loss) per share                        nil             nil
                                 ============    ============


Weighted average number
  of common and common
  equivalent shares
  outstanding                      65,977,800      65,977,800
                                 ============    ============



                                   Form 10-QSB
                                   Page 5 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three Months    Three Months     Since Being
                                                             ended            ended       A Development
                                                         July 31, 2001    July 31, 2000   Stage Company
                                                         -------------    -------------   -------------

OPERATING ACTIVITIES
  Net loss                                                $     (9,241)   $     (3,419)   $   (265,352)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities                       --              --        (133,959)
      Issuance of common stock for services                         --              --           7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                           --              --           4,903
      Accrued expenses                                          (7,908)         (3,866)        (43,055)
      Other                                                         --              --              10
                                                          ------------    ------------    ------------

Cash flows (used) in operating activities                      (17,149)         (7,285)       (429,888)
INVESTING ACTIVITIES -
  Proceeds from sale of marketable securities                       --              --         202,012
  Asset rehabilitation fee                                          --              --         (52,066)
                                                          ------------    ------------    ------------

Cash flows provided by operating activities                         --              --         149,946
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                            --              --         139,368
  Proceeds from exercise of stock warrants                          --              --          98,000
                                                          ------------    ------------    ------------

Cash flows provided by financing activities                         --              --         237,368
                                                          ------------    ------------    ------------

Net change in cash and cash equivalents                        (17,149)         (7,285)        (42,574)
Cash and cash equivalents,
beginning of period                                            131,759         129,680         157,184
                                                          ------------    ------------    ------------

Cash and cash equivalents,
end of period                                             $    114,610    $    122,395    $    114,610
                                                          ============    ============    ============




                                   Form 10-QSB
                                   Page 6 of 9

Item 2.

Management's Discussion and Analysis or Plan of Operation.

The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended April 30, 2001.

The following review concerns the three-month periods ended July 31, 2001, and July 31, 2000, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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

Results of Operations Three Months Ended July 31, 2001 and July 31, 2000

During the three months ended July 31, 2001, the Company had a net loss of approximately $9,200. The Company incurred general and administrative costs of approximately $10,300. The Company's revenues consisted solely of interest on cash and other money market instruments. During the three months ended July 31, 2000, the general and administrative costs were approximately $5,200 and the Company's revenues consisted of approximately $1,700 from interest on cash and other money market instruments, resulting in a loss of approximately $3,400 for the period. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

As stated above in the Plan of Operation, due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables that cannot be predicted. The Company is currently pursuing a merger opportunity and has expended substantial expenses in connection with that proposed transaction. The Company expects that it will continue to incur substantial expenses in an attempt to complete the transaction which could affect adversely the Company's liquidity and ability to pursue other opportunities if the proposed merger is not completed. If the merger is completed, it can be expected that the liquidity and results of operations of the Company will be affected materially by the merger.

The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented.


                           PART II. OTHER INFORMATION

Not Applicable.





                                   Form 10-QSB

                          APPLIED MEDICAL DEVICES, INC.


                                   FORM 10-QSB

                                  JULY 31, 2001



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              APPLIED MEDICAL DEVICES, INC.

Date: September 11, 2001                      By: /s/ Allan K. Lager
                                                  ------------------------------
                                                   Allan K. Lager, President
                                                  and Chief Financial Officer







                                   Form 10-QSB
                                   Page 9 of 9