Form 10QSB
period 2001-10-31
APPLIED MEDICAL DEVICES INC
filed 2001-11-19
CIK 312258

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

           Class                              Outstanding at November 19, 2001
Common Stock, $.01 par value                              65,977,800

                          APPLIED MEDICAL DEVICES, INC.
                                   Form 10-QSB

                                Table of Contents



Part I.  Financial Information................................................................................3


Consolidated Balance Sheets as of October 31, 2001 and April 30, 2001.........................................4


Consolidated Statements of Operations for the three and six month periods ended
October 31, 2001 and 2000 and Since Being a Development Stage Company.........................................5


Consolidated Statements of Cash Flows for the six month periods ended
October 31, 2001 and 2000 and Since Being a Development Stage Company.........................................6


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

                                October 31, 2001

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

In the opinion of management, the unaudited interim financial statements for the period ended October 31, 2001 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the six months ended October 31, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended April 30, 2001.



                                   Form 10-QSB
                                   Page 3 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS



                                                                     October 31,               April 30,
                                                                        2001                     2001
                                                                    (Unaudited)
ASSETS
CURRENT -
  Cash and cash equivalents                                     $           96,559        $        131,759
                                                                ------------------        ----------------

      TOTAL ASSETS                                              $           96,559        $        131,759
                                                                ------------------        ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES -
  Accrued expenses                                              $            7,439        $          7,963
                                                                ------------------        ----------------

SHAREHOLDERS' EQUITY
  Common Stock - $.01 par value,
  75,000,000 shares authorized,
  65,977,800 issued and outstanding                                        659,778                 659,778
  Additional paid-in capital                                             4,172,128               4,172,128
  Accumulated deficit                                                   (4,451,999)             (4,451,999)
  Deficit accumulated during the
    development stage                                                     (290,787)               (256,111)
                                                                ------------------        ----------------

Total shareholders' equity                                                  89,120                 123,796
                                                                ------------------        ----------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $           96,559        $        131,759
                                                                ------------------        ----------------





                                   Form 10-QSB
                                   Page 4 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                          Since Being
                            Three Months    Three Months   Six Months      Six Months      A Develop-
                               Ended           Ended          Ended           Ended        ment Stage
                           Oct. 31, 2001   Oct, 31, 2000  Oct. 31, 2001    Oct.31, 2000     Company
                           -------------   -------------  -------------    ------------   ------------
Expenses -
  General and
     Administrative         $     25,853    $     82,962   $     36,116    $     88,129   $    599,450
                            ------------    ------------   ------------    ------------   ------------

Other income:
  Interest income                    409           1,528          1,440           3,276        142,168
  Other                               --              --             --              --        133,959
Gain from sale of
    marketable securities             --         154,972             --         154,972         32,536
                            ------------    ------------   ------------    ------------   ------------
Total other income                   409         156,500          1,440         158,248        308,663
                            ------------    ------------   ------------    ------------   ------------

Net Income (Loss)           $    (25,444)   $     73,538   $    (34,676)   $     70,119       (290,787)
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


                                   Form 10-QSB
                                   Page 5 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Six Months        Six Months       Since Being
                                                              ended             ended        A Development
                                                         October 31, 2001   October 31,2000  Stage Company
                                                         ---------------    ---------------  -------------
OPERATING ACTIVITIES
  Net income (loss)                                        $     (34,676)   $      70,119    $    (290,796)
  Adjustments to reconcile net income (loss) to
    cash used in operating activities:
      Gain from sale of marketable securities                         --         (154,972)        (133,959)
      Issuance of common stock for services                           --               --            7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                             --               --            4,903
      Accrued expenses                                              (524)          50,549          (35,662)
      Other                                                           --               --               10
                                                           -------------    -------------    -------------

Cash flows (used) in operating activities                        (35,200)         (34,304)        (447,939)

INVESTING ACTIVITIES -
  Proceeds from sale of marketable securities                         --          154,972          202,012
  Asset rehabilitation fee                                            --               --          (52,066)
                                                           -------------    -------------    -------------
Cash flows provided by operating activities                           --          154,972          149,946

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                              --               --          139,368
  Proceeds from exercise of stock warrants                            --               --           98,000
                                                           -------------    -------------    -------------

Cash flows provided by financing activities                           --               --          237,368
                                                           -------------    -------------    -------------

Net change in cash and cash equivalents                          (35,200)         120,668          (60,625)

Cash and cash equivalents,
beginning of period                                              131,759          129,680          157,184
                                                           -------------    -------------    -------------

Cash and cash equivalents,
end of period                                              $      96,559    $     250,348    $      96,559
                                                           =============    =============    =============





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

The following review concerns the six-month periods ended October 31, 2001, and October 31, 2000, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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

Results of Operations Six Months Ended October 31, 2001 and October 31, 2000

During the six months ended October 31, 2001, the Company had a net loss of approximately $34,700. The Company incurred general and administrative costs of approximately $36,100. A substantial portion of the expenses consisted of professional



                                   Form 10-QSB
                                   Page 7 of 9
fees related to the Company's planned merger with NISCO Systems, Inc. On November 16, 2001, the Company terminated the merger. The Company intends to continue its efforts to seek a business combination. The Company's revenues consisted solely of interest on cash and other money market instruments. During the six months ended October 31, 2000, the general and administrative costs were approximately $88,100 and the Company's revenues consisted of a gain from sale of marketable securities of $155,000 and approximately $3,300 from interest on cash and other money market instruments, resulting in net income of approximately $70,100 for the period. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

Due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables that cannot be predicted. During the past year, the Company expended substantial expenses in connection with a proposed merger with NISCO, which merger agreement has been terminated. The Company expects that it will continue to incur substantial expenses in an attempt to complete a business combination which could affect adversely the Company's liquidity. If a merger is completed, it can be expected that the liquidity and results of operations of the Company will be affected materially by the merger.

The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented.


                           PART II. OTHER INFORMATION

Item 5.  Other Information

On November 16, 2001 the Company terminated its proposed merger with NISCO Systems, Inc. as a result of the material adverse changes in NISCO's business and financial condition. The Company is continuing its search for a business combination.




                                   Form 10-QSB
                                   Page 8 of 9

                          APPLIED MEDICAL DEVICES, INC.


                                   FORM 10-QSB

                                OCTOBER 31, 2001



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           APPLIED MEDICAL DEVICES, INC.

Date:   November 19, 2001                  By:     /s/ Allan K. Lager
                                              ---------------------------------
                                                  Allan K. Lager, President
                                                 and Chief Financial Officer






                                   Form 10-QSB
                                   Page 9 of 9