Form 10QSB
period 2002-01-31
APPLIED MEDICAL DEVICES INC
filed 2002-03-13
CIK 312258

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

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
                                                        X   Yes       No
                                                      -----      ----

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at March 5, 2002
      Common Stock, $.01 par value                    65,977,800

                          APPLIED MEDICAL DEVICES, INC.
                                   Form 10-QSB

                                Table of Contents



Part I. Financial Information.................................................................................3


Consolidated Balance Sheets as of January 31, 2002 and April 30, 2001.........................................4


Consolidated Statements of Operations for the three and nine month periods ended January 31,
2002 and 2001 and Since Being a Development Stage Company.....................................................5


Consolidated Statements of Cash Flows for the nine-month periods ended
January 31, 2002 and 2001 and Since Being a Development Stage Company.........................................6


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

                                January 31, 2002




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

In the opinion of management, the unaudited interim financial statements for the period ended January 31, 2002 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the nine months ended January 31, 2002 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended April 30, 2001.



                                   Form 10-QSB
                                   Page 3 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS



                                                       January 31,           April 30,
                                                           2002                 2001
                                                       (Unaudited)

ASSETS
CURRENT -
  Cash and cash equivalents                             $    80,377         $   131,759
                                                        -----------         -----------

      TOTAL ASSETS                                      $    80,377         $   131,759
                                                        ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES -
  Accrued expenses                                      $       707         $     7,963
                                                        -----------         -----------

SHAREHOLDERS' EQUITY
  Common Stock - $.01 par value,
  75,000,000 shares authorized,
  65,977,800 issued and outstanding                         659,778             659,778
  Additional paid-in capital                              4,172,128           4,172,128
  Accumulated deficit                                    (4,451,999)         (4,451,999)
  Deficit accumulated during the
    development stage                                      (300,237)           (256,111)
                                                        -----------         -----------

TOTAL SHAREHOLDERS' EQUITY                                   79,670             123,796
                                                        -----------         -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $    80,377         $   131,759
                                                        ===========         ===========

See accompanying notes to financial statements.



                                   Form 10-QSB
                                   Page 4 of 9

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                                                                    Since Being
                                            Three Months                              Nine Months                    A Develop-
                                          Ended January 31,                        Ended January 31,                 ment Stage
                                      2002                2001                 2002                 2001               Company
                                 ------------         ------------         ------------         ------------        -----------

Expenses -
  General and
     Administrative              $     10,500         $     58,826         $     46,112         $    146,958        $    609,437
                                 ------------         ------------         ------------         ------------        ------------

Other income:
  Interest income                         546                3,567                1,986                6,844             142,705
  Other                                    --                   --                   --                   --             133,959
Gain from sale of
    marketable securities                  --                   --                   --              154,972              32,536
                                 ------------         ------------         ------------         ------------        ------------
Total other income                        546                3,567                1,986              161,816             309,200
                                 ------------         ------------         ------------         ------------        ------------

Net Income (Loss)                $     (9,954)        $    (55,259)        $    (44,126)        $     14,858        $   (300,237)
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



                                   Form 10-QSB

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                              Nine months ended               Since Being
                                                                  January 31,                A Development
                                                            2002              2001           Stage Company
                                                          ---------         ---------        -------------

OPERATING ACTIVITIES:
  Net income (loss)                                       $ (44,126)        $  14,858         $ (300,237)
  Adjustments to reconcile net income (loss) to
    cash used in operating activities:
      Gain from sale of marketable securities                    --          (154,972)          (133,959)
      Issuance of common stock for services                      --                --              7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                        --                --              4,903
      Accrued expenses                                       (7,256)           20,095            (42,403)
      Other                                                      --                --                 10
                                                          ---------         ---------         ----------
NET CASH (USED IN) OPERATING ACTIVITIES                     (51,382)         (120,019)          (464,121)
INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                    --           154,972            202,012
  Asset rehabilitation fee                                       --                --            (52,066)
                                                          ---------         ---------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        --           154,972            149,946
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                         --                --            139,368
  Proceeds from exercise of stock warrants                       --                --             98,000
                                                          ---------         ---------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        --                --            237,368
                                                          ---------         ---------         ----------
INCREASE (DECREASE) CASH AND CASH EQUIVALENTS               (51,382)           34,953            (76,807)
CASH AND CASH EQUIVALENTS, beginning of period              131,759           129,680            157,184
                                                          ---------         ---------         ----------

CASH AND CASH EQUIVALENTS, end of period                  $  80,377         $ 164,633         $   80,377
                                                          =========         =========         ==========


See accompanying notes to financial statements.



                                   Form 10-QSB
                                   Page 6 of 9

Note 1.  Merger Termination

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

The following review concerns the nine-month periods ended January 31, 2002, and January 31, 2001, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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



                                   Form 10-QSB

Results of Operations Nine Months Ended January 31, 2002 and January 31, 2001

During the nine months ended January 31, 2002, the Company had a net loss of approximately $44,100. The Company incurred general and administrative costs of approximately $46,100. A substantial portion of the expenses consisted of professional fees related to the Company's planned merger with NISCO Systems, Inc. On November 16, 2001, the Company terminated the merger. The Company intends to continue its efforts to seek a business combination. During the nine months ended January 31, 2001, the Company had net income of approximately $14,900. The Company's revenues consisted primarily of $155,000 in gains from the sale of marketable securities that were previously written off. The Company incurred general and administrative costs of approximately $147,000 of which $55,000 were bonuses paid to board members and consultants. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

Due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables that cannot be predicted. During the past year, the Company expended substantial expenses in connection with a proposed merger with NISCO, which merger agreement has been terminated. The Company expects that it will continue to incur substantial expenses in an attempt to complete a business combination that could adversely affect the Company's liquidity. If a merger is completed, it can be expected that the merger will materially affect the liquidity and results of operations of the Company.

The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented.


                           PART II. OTHER INFORMATION

None.



                                   Form 10-QSB
                                   Page 8 of 9

                          APPLIED MEDICAL DEVICES, INC.


                                   FORM 10-QSB

                                JANUARY 31, 2002



                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             APPLIED MEDICAL DEVICES, INC.

Date:   March 13, 2002                  By:        /s/ Allan K. Lager
                                           ------------------------------------
                                               Allan K. Lager, President
                                              and Chief Financial Officer



                                   Form 10-QSB
                                   Page 9 of 9