Form 10KSB
period 2002-04-30
APPLIED MEDICAL DEVICES INC
filed 2002-07-29
CIK 312258

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 X     Annual Report  Pursuant to Section 13 or 15(d) of the Securities Exchange
----   Act of 1934

       Transition  Report Pursuant to Section 13 or 15(d) of the Securities
----   Exchange Act of 1934

For the fiscal year ended April 30, 2002
                          --------------

Commission file number 0-9064
                       ------


                          APPLIED MEDICAL DEVICES, INC.
                          ----------------------------
                 (Name of small business issuer in its charter)


          Colorado                                              84-0789885
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


106 S. University Blvd. #14 Denver, CO                                  80209
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number  (303) 722-4008
                           --------------

Securities  registered  pursuant  to Section  12(b) of the  Exchange  Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                          ----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has
been subject to such filing requirements for the past 90 days.   Yes X    No
                                                                    ---     ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                                   Form 10-KSB

The issuer had approximately $2,200 in revenue in its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates was approximately $659,778 based upon the bid price of the stock on July 25, 2002 of $.01. However, trading in the stock is limited and sporadic. See Item 5.

The number of shares of the Registrant's $.01 par value common stock outstanding as of July 24, 2002 was 65,977,800.

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


                                     Part I

Item 1. Description/Business.
        --------------------

     (a) Business Development.
         --------------------
     Applied Medical Devices, Inc., (a development stage company) the Registrant (the "Company"), was incorporated under the laws of the State of Colorado on February 5, 1979. Until 1986, the Company engaged in the development and sale of medical devices and medical technology. The Company's efforts in the medical products industry were unsuccessful, and the Company accumulated a substantial deficit since inception. In July 1986, the Company determined to discontinue its operations in the medical products industry. The Company reduced its staff and commenced searching for an acquisition, merger or other form of business combination with an existing business. On November 17, 2000 the Company entered into an agreement to merge with NISCO Systems, Inc. (NISCO) and Applied Medical Merger Corp., a corporation formed by the Company to be the surviving corporation in the Merger. Completion of the merger was subject to the approval of the Company's stockholders and customary closing conditions. A proxy statement/prospectus was filed with the SEC in connection with the proposed merger, but was not completed.


                                   Form 10-KSB

On November 16, 2001, the company terminated the merger as a result of the material adverse changes in NISCO's business and financial condition. The Company intends to continue its efforts to seek a business combination.

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


                                   Form 10-KSB

Item 2. Description of Properties.
        -------------------------

The Company owns no real property. The Company presently subleases office facilities from, and is provided administrative services by, an entity that had certain common shareholders with the Company. The facilities and services are provided on a month-to-month basis for $250 per month pursuant to an oral arrangement. See Item 12.


Item 3. Legal Proceedings.
        -----------------

The Company is not involved in any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

No matter was submitted to a vote of the Company's  security  holders during the
fourth  quarter   covered  by  this  Report,   and  this  Item  is,   therefore,
inapplicable.


                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.
        ------------------------------------------------------------------

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

        Quarter Ended               High Bid               Low Bid
        -------------               --------               -------
        April 30, 2002               $.017                 $.008
        January 31, 2002             $.015                 $.003
        October 31, 2001             $.016                 $.006
        July 31, 2001                $.025                 $.015
        April 30, 2001               $.045                 $.02
        January 31, 2001             $.08                  $.021
        October 31, 2000             $.1125                $.055
        July 31, 2000                $.14                  $.031

The quotations for the Company's common stock reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


                                   Form 10-KSB

At July 24, 2002, the approximate number of holders of record of the Company's common stock was 9,651. The Company has not paid any cash dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation.
        ---------------------------------------------------------

Plan of Operation.
-----------------

During the  fiscal  year ended  April 30,  2001,  the  Company  entered  into an agreement to merge with NISCO Systems, Inc. (NISCO). A proxy statement/prospectus was filed with the SEC in connection with the proposed merger, but was not completed as the company terminated the merger with NISCO. The Company generated approximately $2,200 in interest and dividend income and had expenses of approximately $57,600 in the year ended April 30, 2002. Total assets, which decreased by approximately 52 percent from $131,800 to $68,600, consisted of cash or cash equivalents. The Company expects that its current cash and cash equivalent balances should be adequate to satisfy its cash requirements for the next twelve months. Due to the nature of the Company's present activities, however, the Company is unable to predict its likely expenditures for professional fees and other expenses. At present, the Company has no major capital commitments.

Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

Fiscal Years Ended April 30, 2002 and April 30, 2001.
-----------------------------------------------------

During the fiscal year ended April 30, 2002, the Company had a net loss of approximately $55,400. The Company incurred general and administrative costs of approximately $57,600 in fiscal 2002, which were related primarily to the NISCO merger. The Company earned interest and dividends on temporary cash and other money market instruments of approximately $2,200. Interest income fluctuates based upon increases and decreases with general interest rates that cannot be predicted.

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



                                   Form 10-KSB

As stated above in the Plan of Operation, due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables that cannot be predicted.

Income Taxes And Net Operating Losses
-------------------------------------

As discussed in Note 2 in the accompanying consolidated financial statement, the Company has a deferred tax asset of $229,200 arising from capitalized start-up costs. The deferred tax asset has been fully offset by a valuation allowance as management has determined that it is more likely than not such tax benefits will not be realized.


Item 7. Financial Statements.
        --------------------

     See pages F-1 through F-10.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
        ------------------------------------------------------------------------

Not applicable.

                                    PART III

Item 9. Directors and Executive Officers.
        --------------------------------

                                 Date First
                                   Elected                           Principal Occupation
Name                   Age        Director                              and Employment
-------------          ---        --------         --------------------------------------------------

Allan K. Lager         59           1989           Mr. Lager has been an automotive consultant since
                                                   1988. From 1978 to 1988, he was President and
                                                   Director of Storz, Inc., a firm involved in the
                                                   sales and service of Porsche automobiles.   Mr.
                                                   Lager became President and Director of the Company
                                                   in April 1989.

Kenneth E. Shearer     57         1988             Since 1990, Mr. Shearer has been a management
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

                                   Form 10-KSB

The directors of the Company are elected to serve until the next Annual Meeting of Shareholders or until their successors have been duly elected and qualified. None of the Company's officers has an employment agreement with the Company and, therefore, each serves at the pleasure of the Company's Board of Directors. There are no family relationships among the Company's officers and directors. During the fiscal year ended April 30, 2002, the Company held one meeting of its Directors in person or by consent. The Company's Board of Directors has no committees. There are no standard or other arrangements pursuant to which directors are compensated as such or for committee participation.

Based solely upon a review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended April 30, 2002.


Item 10. Executive Compensation.
         ----------------------

     (a) Cash Compensation. The following sets forth cash compensation paid by the Company during the fiscal year ended April 30, 2002 to executive officers as a group. No officer received more than $100,000 during the fiscal year.

     Mr. Lager receives a salary of $200 per month ($2,400 annually) for serving as President of the Company. Mr. Lager's salary was $2,400 for the fiscal years ended April 30, 2002 and 2001. All directors of the Company received $1,000 in November 2000 for their work as directors. No other compensation, cash or otherwise was paid in the last three years. Accordingly, the Summary Compensation Table has been omitted.

                                   Form 10-KSB

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


Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

The Company is unaware of any person who owns beneficially more than five percent of the outstanding shares of common stock of the Company on July 24, 2002. No director of the Company or any officers and directors of the Company as a group beneficially owned shares of common stock of the Company.


Item 12. Related Party Transactions.
         --------------------------

The Company uses office facilities and administrative services provided by, Livingston Capital, Ltd. ("Livingston"), a venture capital firm. The Company has paid Livingston $3,000 per year for the fiscal years ended April 30, 2002 and 2001. The Company currently pays Livingston $250 per month. Gregory Pusey, a consultant to, and a former principal shareholder of the Company, is an officer and director of Livingston and his wife, Jill J. Pusey, is an officer and principal shareholder of Livingston. The Company believes that the terms of its arrangement with Livingston are as favorable as could be obtained with another firm. The Company's arrangements with Livingston are on a month-to-month basis.


Item 13. Exhibits and Reports on Form 8-K.
         --------------------------------

     (a) Exhibits.

               (1) Articles of Incorporation, as amended, of the Company, previously filed as an exhibit to the Form 10-K Report for the year ended April 30, 1981, which is incorporated herein by this reference,

               (2) Bylaws previously cited as exhibit 2(b) to the Company's Registration Statement on Form S-18 (File No. 2-65079) which exhibit is incorporated herein by this reference.

               (3) Merger Agreement dated November 17, 2001 between Applied Medical Devices Inc., Applied Medical Merger Corp., and NISCO Systems, Inc. previously filed as an exhibit to the Form 10-KSB Report for the year ended April 30, 2001, which is incorporated herein by this reference,

                                   Form 10-KSB

     (b) Reports on Form 8-K.

None.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   APPLIED MEDICAL DEVICES, INC.

Date: July 29, 2002                By:  /s/ Allan K. Lager
                                        ----------------------------------------
                                        Allan K. Lager, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 29, 2002                By:  /s/ Allan K. Lager
                                        ----------------------------------------
                                        Allan K. Lager, President and Director


Date: July 29, 2002                By:  /s/ Kenneth E. Shearer
                                        ----------------------------------------
                                        Kenneth E. Shearer, Director

                                   Form 10-KSB

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                   FOR THE YEARS ENDED APRIL 30, 2001 AND 2002

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

         Consolidated Statements of Cash Flows                               F-6

Notes to Consolidated Financial Statements                                   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Applied Medical Devices, Inc.
Denver, Colorado



We have audited the accompanying consolidated balance sheet of Applied Medical Devices, Inc. and subsidiary (a development stage company) as of April 30, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period then ended and for the period from inception (May 1, 1987) to April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Medical Devices, Inc. and subsidiary at April 30, 2002 and the results of their operations and their cash flows for each of the years in the two year period then ended and for the period from inception (May 1, 1987) to April 30, 2002, in conformity with generally accepted accounting principles in the United States of America.



/s/ AJ. Robbins, P.C.
---------------------
Denver, Colorado
June 25, 2002

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2002
                                 ==============



                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash and cash equivalents                                      $    68,582
                                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accrued expenses                                               $       214
                                                                    -----------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 75,000,000 shares
authorized, 65,977,800 issued and outstanding                           659,778
     Additional paid-in capital                                       4,172,128
     Accumulated deficit                                             (4,451,999)
     Deficit accumulated during the development stage                  (311,539)
                                                                    -----------

                  Total Stockholders' Equity                             68,368
                                                                    -----------

                                                                    $    68,582
                                                                    ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                        For the Period
                                                                           from May 1,
                                                                        1987 (Inception
                                                   For the Years       of the Development
                                                  Ended April 30,          Stage) to
                                             -------------------------     April 30,
                                                2002           2001           2002
                                             -----------    -----------    ---------
EXPENSES:
   General and administrative                $    57,605    $   112,446    $ 620,930
                                             -----------    -----------    ---------



OTHER INCOME:
   Interest income                                 1,317          8,316      142,036
   Dividend income                                   860           --            860
   Gain from sale of marketable securities          --          102,906      133,959
   Other                                            --             --         32,536
                                             -----------    -----------    ---------

         Total Other Income                        2,177        111,222      309,391
                                             -----------    -----------    ---------



NET LOSS                                     $   (55,428)   $    (1,224)   $(311,539)
                                             ===========    ===========    =========



NET LOSS PER COMMON SHARE - BASIC AND        $    *         $   *
DILUTED                                      ===========    ===========


Weighted Average Number of Common Shares      65,977,800     65,977,800
                                             ===========    ===========

*Less than $(.01)

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED APRIL 30, 2002 AND 2001 AND PERIOD FROM
       MAY 1, 1987 (Inception of the Development Stage) TO APRIL 30, 2000



                                                                                           Deficit
                                                                                         Accumulated
                                  Common Stock             Additional                    During the                       Total
                             --------------------------     Paid-in       Accumulated    Development     Treasury      Stockholders'
                               Shares         Amount        Capital        Deficit        Stage            Stock         Equity
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, May 1, 1987          43,256,994    $   432,570    $ 4,389,342    $(4,451,999)   $      --      $   234,949    $   604,862

  Common stock issued
for services at $.00558
per share                      1,357,473         13,575         (6,000)          --             --             --            7,575

  Retirement of treasury
stock at $.149808
per share                     (3,136,667)       (31,367)      (203,582)          --             --         (234,949)      (469,898)

  Issuance of common
stock and warrants at
$.0094808 per share
pursuant to public
offering                      14,700,000        147,000         (7,632)          --             --             --          139,368

  Exercise of stock
purchase warrant at
$.01 per share                 9,800,000         98,000           --             --             --             --           98,000

  Net loss for the periods          --             --             --             --         (254,887)          --         (254,887)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, April 30, 2000       65,977,800        659,778      4,172,128     (4,451,999)      (254,887)          --          125,020

  Net loss for the year             --             --             --             --           (1,224)          --           (1,224)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, April 30, 2001       65,977,800        659,778      4,172,128     (4,451,999)      (256,111)          --          123,796

  Net loss for the year             --             --             --             --          (55,428)          --          (55,428)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, April 30, 2002       65,977,800    $   659,778    $ 4,172,128    $(4,451,999)   $  (311,539)   $      --      $    68,368
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  For the Period
                                                                                    from May 1,
                                                                                  1987 (Inception
                                                         For the Years          of the Development
                                                         Ended April 30,             Stage) to
                                                   --------------------------         April 30,
                                                     2002             2001             2002
                                                   ---------        ---------        ---------
CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES:
   Net loss                                        $ (55,428)       $  (1,224)       $(311,539)
   Adjustments to reconcile net loss to net cash
     used by operations:
     Gain from sale of marketable securities            --           (102,906)        (133,959)
     Issuance of common stock for services              --               --              7,565
     Changes in:
       Accounts receivable                              --               --              4,903
       Accrued expenses                               (7,749)           3,303          (42,896)
       Other                                            --               --                 10
                                                   ---------        ---------        ---------

         Cash Flows (Used) by Operating              (63,177)        (100,827)        (475,916)
                                                   ---------        ---------        ---------
   Activities
                                                                    ---------        ---------

CASH FLOWS PROVIDED (USED) BY INVESTING
ACTIVITIES:
   Proceeds from sale of marketable securities          --            154,972          202,012
   Asset rehabilitation fee                             --            (52,066)         (52,066)
                                                   ---------        ---------        ---------

         Cash Flows Provided by Investing               --            102,906          149,946
                                                   ---------        ---------        ---------
   Activities
                                                                    ---------        ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from issuance of common stock               --               --            139,368
   Proceeds from exercise of stock warrants             --               --             98,000
                                                   ---------        ---------        ---------

         Cash Flows Provided by Financing               --               --            237,368
                                                   ---------        ---------        ---------
   Activities
                                                                    ---------        ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS              (63,177)           2,079          (88,602)

CASH AND CASH EQUIVALENTS, beginning of              131,759          129,680          157,184
                                                   ---------        ---------        ---------
period
                                                                    ---------        ---------

CASH AND CASH EQUIVALENTS, end of period           $  68,582        $ 131,759        $  68,582
                                                   =========        =========        =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ===========================================

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
-------------------------
Applied Medical Devices, Inc. (the "Company") (a development stage company) was incorporated on February 5, 1979 under the laws of the State of Colorado to engage in the development and sale of medical devices and medical technology.
The fiscal year end is April 30. In July 1986, the Company decided to discontinue its business operations and commenced disposing of its business assets. As of May 1, 1987, the Company had completed the disposition of its business operations. Since that time, the Company's operations have consisted of efforts to pursue other business opportunities and funding sources. Accordingly, the Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

The financial statements include the accounts of the Company and its inactive wholly owned subsidiary, Applied Medical, Inc. ("AMI"). All intercompany accounts and transactions have been eliminated.

Plan of Operations
------------------
On November 17, 2000 the Company entered into an agreement to merge with NISCO Systems, Inc. (NISCO) and Applied Medical Merger Corp., a corporation formed by the Company to be the surviving corporation in the Merger. Completion of the merger was subject to the approval of the Company's stockholders and customary closing conditions. A proxy statement/prospectus was filed with the SEC in connection with the proposed merger, but was not completed.

On November 16, 2001, the company terminated the merger as a result of the material adverse changes in NISCO's business and financial condition. The Company intends to continue its efforts to seek a business combination.

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

In the fiscal year 2001, the Company recognized a gain of $102,906 from the sale of marketable securities that were written off in a prior year. The Company paid a $52,066 asset rehabilitation fee to a former stockholder for his efforts in obtaining reissuance of the certificates.

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ===========================================


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

Income Taxes
------------
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences.

Net Loss Per Share
------------------
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ===========================================


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements
-----------------------------------------
In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective September 30, 2001. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position.

NOTE 2 - INCOME TAXES

As of April 30, 2002 the net deferred tax asset recorded and its approximate tax effect consists of the following:

Capitalized start-up costs                      $  229,239
                                                ----------
                                                   229,239
Less: valuation allowance                         (229,239)
                                                ----------

Net deferred tax asset                          $    --
                                                ==========

As of April 30, 2002 a valuation allowance equal to the net deferred tax asset recognized has been recorded since management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

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

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ===========================================


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company leases office space from an affiliate (Livingston Capital, Ltd.) for approximately $250 per month on a month-to-month basis. Rent expense for the years ended April 30, 2002 and 2001 was $3,000 per year.