Form 10KSB/A
period 2002-04-30
APPLIED MEDICAL DEVICES INC
filed 2002-07-30
CIK 312258

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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


                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            APPLIED MEDICAL DEVICES, INC.

Date: July 29, 2002                         By:    /s/ Allan K. Lager
                                                   ----------------------------
                                                    Allan K. Lager, President

Item 7. Financial Statements.
        ---------------------

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



                                AJ. Robbins, P.C.
                                    Certified Public Accountants and
                                        Consultants


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