Form 10QSB
period 2002-07-31
APPLIED MEDICAL DEVICES INC
filed 2002-09-13
CIK 312258

Form 10-QSB

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 2002

() Transition Report Pursuant to Section 13 or 15(d) of the SECURITIES EXCHANGE Act of 1934

             For the transition period from __________ to __________


                          Commission file number 0-9064
                                                 ------


                          Applied Medical Devices, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           Colorado                                     84-0789885
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


106 S. University Blvd. #14, Denver, CO                                 80209
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


                                 (303) 722-4008
                         Registrant's telephone number,
                               including area code



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    X  Yes         No
                                                            ---          ---

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at August 31, 2002
----------------------------                      ------------------------------
Common Stock, $.01 par value                                65,977,800

                          Applied Medical Devices, Inc.
                                   Form 10-QSB

                                Table of Contents




Part I.  Financial Information...............................................3


Consolidated Balance Sheets as of July 31, 2002 and April 30, 2002...........4


Consolidated Statements of Operations for the three-month
periods ended July 31, 2002, 2001 and Since Being a
Development Stage Company....................................................5


Consolidated Statements of Cash Flows for the three-month periods ended
July 31, 2002, 2001 and Since Being a Development Stage Company..............6


Management's Discussion and Analysis of Financial Condition
and Results of Operations...................................................7&8


Part II.  Other Information..................................................8


Signature Page...............................................................9

                                   Page 2 of 9
                                   Form-10QSB

                          Applied Medical Devices, Inc.

                                   Form 10-QSB

                                  July 31, 2002




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

In the opinion of management, the unaudited interim financial statements for the period ended July 31, 2002 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three months ended July 31, 2002 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended April 30, 2002.


                                   Page 3 of 9
                                   Form-10QSB

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                                                          July 31,       April 30,
                                                            2002           2002
                                                         (Unaudited)
------------------------------------------------------------------------------------
Assets
Current -
  Cash and cash equivalents                              $    63,377    $    68,582
------------------------------------------------------------------------------------
                                                         $    63,377    $    68,582

------------------------------------------------------------------------------------



Liabilities and Shareholders' Equity
Current liabilities -
  Accrued expenses                                       $       577    $       214

------------------------------------------------------------------------------------

Shareholders' equity
  Common Stock - $.01 par value,
  75,000,000 shares authorized, issued and outstanding
  65,977,800 as of July 31,  2002 and April 30, 2002     $   659,778    $   659,778
  Additional paid-in capital                               4,172,128      4,172,128
  Accumulated deficit                                     (4,451,999)    (4,451,999)
  Deficit accumulated during the
    development stage                                       (317,107)      (311,539)

------------------------------------------------------------------------------------
Total shareholders' equity                                    62,800         68,368

------------------------------------------------------------------------------------
                                                         $    63,377    $    68,582

------------------------------------------------------------------------------------

                                   Page 4 of 9
                                   Form-10QSB

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                 Since Being
                                 Three Months    Three Months     A Develop-
                                    Ended           Ended         ment Stage
                                July 31, 2002   July 31, 2001      Company
                                -------------    -------------   ------------
Expenses -
  General and Administrative     $      5,781    $     10,272    $    626,711

--------------------------------------------------------------------------------
Other income:
  Interest and dividend income            214           1,031         143,110
  Gain from sale of
    marketable securities                --              --           133,959
  Other                                  --              --            32,536
--------------------------------------------------------------------------------
Total other income                        214           1,031         309,605
--------------------------------------------------------------------------------

Net Loss                         $     (5,567)   $     (9,241)       (317,106)

================================================================================
Basic and diluted income
  (loss) per share                        nil             nil

================================================================================

Weighted average number
  of common and common
  equivalent shares
  outstanding                      65,977,800      65,977,800
================================================================================

                                   Page 5 of 9
                                   Form-10QSB

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    Three Months   Three Months   Since Being
                                                       ended          ended      A Development
                                                   July 31, 2002   July 31,2001  Stage Company
                                                   -------------   ------------  -------------

Operating Activities
  Net loss                                           $  (5,567)     $  (9,241)     $(317,106)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities             --             --         (133,959)
      Issuance of common stock for services               --             --            7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                 --             --            4,903
      Accrued expenses                                     362         (7,908)       (42,534)
      Other                                               --             --               10

----------------------------------------------------------------------------------------------
Cash flows (used) in operating activities               (5,205)       (17,149)      (481,121)
Investing activities:
  Proceeds from sale of marketable securities             --             --          202,012
  Asset rehabilitation fee                                --             --          (52,066)

----------------------------------------------------------------------------------------------
Cash flows provided by investing activities               --             --          149,946
Financing activities:
  Proceeds from issuance of common stock                  --             --          139,368
  Proceeds from exercise of stock warrants                --             --           98,000

----------------------------------------------------------------------------------------------
Cash flows provided by financing activities               --             --          237,368

----------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                 (5,205)       (17,149)       (93,807)
Cash and cash equivalents,
beginning of period                                     68,582        131,759        157,184

----------------------------------------------------------------------------------------------
Cash and cash equivalents,
end of period                                        $  63,377      $ 114,610      $  63,377

==============================================================================================

                                   Page 6 of 9
                                   Form-10QSB

Item 2.

Management's Discussion and Analysis or Plan of Operation.
---------------------------------------------------------

The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended April 30, 2002.

The following review concerns the three-month periods ended July 31, 2002, and July 31, 2001, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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

Plan of Operation
-----------------

     (a) Business Development.
     -------------------------
     Applied Medical Devices, Inc., (a development stage company) the Registrant (the "Company"), was incorporated under the laws of the State of Colorado on February 5, 1979. Until 1986, the Company engaged in the development and sale of medical devices and medical technology. The Company's efforts in the medical products industry were unsuccessful, and the Company accumulated a substantial deficit since inception. In July 1986, the Company determined to discontinue its operations in the medical products industry. The Company reduced its staff and commenced searching for an acquisition, merger or other form of business combination with an existing business. On November 17, 2000 the Company entered into an agreement to merge with NISCO Systems, Inc. (NISCO) and Applied Medical Merger Corp., a corporation formed by the Company to be the surviving corporation in the Merger. Completion of the merger was subject to the approval of the Company's stockholders and customary closing conditions. A proxy statement/prospectus was filed with the SEC in connection with the proposed merger, but was not completed.

On November 16, 2001, the Company terminated the merger as a result of the material adverse changes in NISCO's business and financial condition. The Company intends to continue its efforts to seek a business combination.

Results of Operations Three Months Ended July 31, 2002 and July 31, 2001
------------------------------------------------------------------------

During the three months ended July 31, 2002, the Company had a net loss of approximately $5,600. The Company incurred general and administrative costs of approximately $5,800. The Company's revenues of $214 consisted solely of interest on cash and other money market instruments. During the three months ended July 31, 2001, the general and administrative costs were approximately

                                   Page 7 of 9
                                   Form-10QSB

$10,300 and the Company's revenues consisted of approximately $1,000 from interest on cash and other money market instruments, resulting in a loss of approximately $9,200 for the period. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

As stated above in the Plan of Operation, due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables that cannot be predicted.

A substantial amount of time may elapse and the Company may expend considerable funds for consulting, legal, accounting and other fees before the Company is able, if at all, to acquire any business or effect a merger or other form of business combination. Such expenditures may have an adverse impact on the ability of the Company to carry out its plan or, on its ability to continue any business that it acquires. The Company will be an insignificant participant among the firms that engage in the mergers with and acquisitions of privately financed entities. There are many established venture capital and financial concerns that have significant financial and personnel resources, technical expertise and greater experience than the Company. In addition, the Company is competing with numerous small entities similar in size and scope of operations to the Company. In view of the Company's limited financial resources and limited management availability, the Company is at a significant competitive disadvantage vis-a-vis many of the Company's competitors.

The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented.


                           Part II. Other Information

Not Applicable.


                                   Page 8 of 9
                                   Form-10QSB

                          Applied Medical Devices, Inc.


                                   Form 10-QSB

                                  July 31, 2002



                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                APPLIED MEDICAL DEVICES, INC.

Date: September 12, 2002                   By:   /s/ Allan K. Lager
                                                 -------------------------------
                                                 Allan K. Lager, President
                                                 and Chief Financial Officer

                                   Page 9 of 9
                                   Form-10QSB

                                  CERTIFICATION


I, Allan K. Lager, Chief Executive Officer and Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Applied Medical Devices, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 12, 2002          By:  /s/ Allan K. Lager
                                       -----------------------------------------
                                       Allan K. Lager, Chief Executive Officer
                                       and Chief Financial Officer