Form 10QSB
period 2002-10-31
APPLIED MEDICAL DEVICES INC
filed 2002-11-26
CIK 312258

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 2002

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


                                 (303) 722-4008
                         ------------------------------
                         Registrant's telephone number,
                               including area code


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

                Class                     Outstanding at November 26, 2002
    Common Stock, $.01 par value                     65,977,800

                          Applied Medical Devices, Inc.
                                   Form 10-QSB

                                Table of Contents




Part I. Financial Information.............................................3


Consolidated Balance Sheets as of October 31, 2002 and
April 30, 2002............................................................4


Consolidated Statements of Operations for the three and six
month periods ended October 31, 2002 and 2001 and Since Being a Development Stage Company...............................................5


Consolidated Statements of Cash Flows for the six-month periods ended October 31, 2002 and 2001 and Since Being a Development
Stage Company.............................................................6


Management's Discussion and Analysis of Financial Condition
and Results of Operations................................................7&8

Controls and Procedures...................................................8


Part II.  Other Information...............................................9


Signature Page and Certification.........................................9&10

                                   Form 10QSB

                          Applied Medical Devices, Inc.

                                   Form 10-QSB

                                October 31, 2002


                          Part I. Financial Information


Item I.  Financial Statements
-----------------------------

The accompanying unaudited financial statements include the accounts of Applied Medical Devices, Inc. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the unaudited interim financial statements for the period ended October 31, 2002 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the six months ended October 31, 2002 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended April 30, 2002.

                                   Form 10QSB

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                                                   October 31,     April 30,
                                                       2002          2002
                                                   (Unaudited)
                                                   --------------------------

Assets
Current -
  Cash and cash equivalents                        $    51,582    $    68,582

-----------------------------------------------------------------------------

      Total Assets                                 $    51,582    $    68,582

-----------------------------------------------------------------------------



Liabilities and Shareholders' Equity
Current liabilities -
  Accrued expenses                                 $        59   $       214

-----------------------------------------------------------------------------

Shareholders' equity
  Common Stock - $.01 par value,
  75,000,000 shares authorized,
  65,977,800 issued and outstanding                    659,778        659,778
  Additional paid-in capital                         4,172,128      4,172,128
  Accumulated deficit                               (4,451,999)    (4,451,999)
  Deficit accumulated during the
    development stage                                 (328,384)      (311,539)

-----------------------------------------------------------------------------
Total shareholders' equity                              51,523         68,368

-----------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity   $    51,582    $    68,582

-----------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                   Form 10QSB
                                  Page 4 of 10

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                             Since Being
                            Three Months    Three Months     Six Months      Six Months     A Develop-
                                Ended          Ended           Ended           Ended         ment Stage
                            Oct. 31, 2002   Oct, 31, 2001   Oct. 31, 2002   Oct.31, 2001      Company
--------------------------------------------------------------------------------------------------------

Expenses -
  General and
     Administrative         $     11,344    $     25,853    $     17,125    $     36,116    $    638,055

--------------------------------------------------------------------------------------------------------
Other income:
  Interest and dividend
    income                            66             409             280           1,440         143,176
  Other                             --              --              --              --            32,536
Gain from sale of
    marketable securities           --              --              --              --           133,959
--------------------------------------------------------------------------------------------------------
Total other income                    66             409             280           1,440         309,671
--------------------------------------------------------------------------------------------------------

Net Income (Loss)           $    (11,278)   $    (25,444)   $    (16,845)   $    (34,676)   $   (328,384)

========================================================================================================
Basic and diluted income
  (loss) per share                   nil             nil             nil             nil

========================================================================================================

Weighted average number
  of common and common
  equivalent shares
  outstanding                 65,977,800      65,977,800      65,977,800      65,977,800

========================================================================================================

                 See accompanying notes to financial statements.

                                   Form 10QSB

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Six Months        Six Months         Since Being
                                                       ended              ended          A Development
                                                  October 31, 2002    October 31,2001    Stage Company
----------------------------------------------------------------------------------------------------
Operating Activities
  Net income (loss)                                  $ (16,845)         $ (34,676)         $(328,384)
  Adjustments to reconcile net income (loss) to
    cash used in operating activities:
      Gain from sale of marketable securities             --                 --             (133,959)
      Issuance of common stock for services               --                 --                7,565
      Changes in operating assets and liabilities:
        Accounts receivable                               --                 --                4,903
        Accrued expenses                                  (155)              (524)           (43,051)
        Other                                             --                 --                   10

----------------------------------------------------------------------------------------------------
Cash flows (used) in operating activities              (17,000)           (35,200)          (492,916)
Investing activities -
  Proceeds from sale of marketable securities             --                 --              202,012
  Asset rehabilitation fee                                --                 --              (52,066)

----------------------------------------------------------------------------------------------------
Cash flows provided by investing activities               --                 --              149,946
Financing activities:
  Proceeds from issuance of common stock                  --                 --              139,368
  Proceeds from exercise of stock warrants                --                 --               98,000

----------------------------------------------------------------------------------------------------
Cash flows provided by financing activities               --                 --              237,368

----------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                (17,000)           (35,200)          (105,602)
Cash and cash equivalents,
beginning of period                                     68,582            131,759            157,184

----------------------------------------------------------------------------------------------------
Cash and cash equivalents,
end of period                                        $  51,582          $  96,559          $  51,582
====================================================================================================




                 See accompanying notes to financial statements.

                                   Form 10QSB

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

The following review concerns the six-month periods ended October 31, 2002, and October 31, 2001, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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

Results of Operations Six Months Ended October 31, 2002 and October 31, 2001
----------------------------------------------------------------------------

During the six months ended October 31, 2002, the Company had a net loss of approximately $16,800. The Company incurred general and administrative costs of approximately $17,100. The Company's revenues consisted solely of interest on cash and other money market instruments.

                                   Form 10QSB

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

Item 3.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in the quarterly report has been made known to them in a timely manner.

(b)  Changes in Internal Controls

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                                   Form 10QSB

                           Part II. Other Information

Not applicable.


                          Applied Medical Devices, Inc.


                                   Form 10-QSB

                                October 31, 2002



                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               APPLIED MEDICAL DEVICES, INC.

Date:  November 22, 2002                  By:  /s/ Allan K. Lager
                                               ---------------------------------
                                               Allan K. Lager, President
                                               and Chief Financial Officer


                                  CERTIFICATION


I, Allan K. Lager, President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Applied Medical Devices, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                                   Form 10QSB

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a) designed such disclosure controls and procedures to ensure that Material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on your most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 22, 2002              By:   /s/ Allan K. Lager
                                            ------------------------------------
                                            Allan K. Lager, President and Chief
                                            Financial Officer


                                   Form 10QSB
                                  Page 10 of 10