Form 10QSB
period 2003-01-31
APPLIED MEDICAL DEVICES INC
filed 2003-03-14
CIK 312258

U. S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   Form 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2003
                                            ----------------
                                       or

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
                                                             X   Yes         No
                                                           ------      -----

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at March 11, 2003
     ----------------------------            -----------------------------
     Common Stock, $.01 par value                     65,977,800

                          Applied Medical Devices, Inc.
                                   Form 10-QSB

                                Table of Contents


Part I.  Financial Information...............................................3


Consolidated Balance Sheets as of January 31, 2003 and April 30, 2002........4


Consolidated Statements of Operations for the three and nine month periods ended January 31, 2003 and 2002 and Since Being a Development
Stage Company................................................................5


Consolidated Statements of Cash Flows for the nine-month periods ended January 31, 2003 and 2002 and Since Being a Development Stage
Company.....................................................................6

Notes to Consolidated Financial Statements..................................7

Management's Discussion and Analysis of Financial Condition
and Results of Operations..................................................7-8


Controls and Procedures......................................................8


Part II.  Other Information..................................................9


Signature Page and Certification..........................................9-10

                                   Form 10-QSB
                                  Page 2 of 10

                          Applied Medical Devices, Inc.

                                   Form 10-QSB

                                January 31, 2003



                         Part I. Financial Information

Item I.  Financial Statements
-----------------------------

The accompanying unaudited consolidated financial statements include the accounts of Applied Medical Devices, Inc. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the unaudited interim financial statements for the period ended January 31, 2003 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the nine months ended January 31, 2003 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the year ended April 30, 2002.

                                   Form 10-QSB

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                                                      January 31,     April 30,
                                                         2003          2002
                                                      (Unaudited)
--------------------------------------------------------------------------------
Assets
Current -
  Cash and cash equivalents                                $45,622      $68,582

--------------------------------------------------------------------------------
      Total Assets                                         $45,622      $68,582
================================================================================




Liabilities and Shareholders' Equity
Current liabilities -
  Accrued expenses                                             $45         $214

--------------------------------------------------------------------------------

Shareholders' equity
  Common Stock - $.01 par value,
  75,000,000 shares authorized,
  65,977,800 issued and outstanding                        659,778      659,778
  Additional paid-in capital                             4,172,128    4,172,128
  Accumulated deficit                                   (4,451,999)  (4,451,999)
  Deficit accumulated during the
    development stage                                     (334,330)    (311,539)

--------------------------------------------------------------------------------
Total shareholders' equity                                  45,577       68,368

--------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity           $45,622      $68,582

================================================================================


          See accompanying notes to consolidated financial statements.

                                   Form 10-QSB

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                       Three Months                         Nine Months            Since Being
                                     Ended January 31,                    Ended January 31,         A Develop-
                                ---------------------------         --------------------------      ment Stage
                                  2003              2002               2003             2002         Company
                                ----------       ----------         ----------      ----------    ------------

Expenses -
  General and
     Administrative                 $6,150          $10,500            $23,275         $46,112       $644,205

--------------------------------------------------------------------------------------------------------------
Other income:
  Interest income                      204              546                484           1,986        143,380
  Other                                  -                -                  -               -         32,536
Gain from sale of
    marketable securities                -                -                  -               -        133,959
--------------------------------------------------------------------------------------------------------------
Total other income                     204              546                484           1,986        309,875
--------------------------------------------------------------------------------------------------------------

Net Income (Loss)                  $(5,946)         $(9,954)          $(22,791)       $(44,126)     $(334,330)

==============================================================================================================
Basic and diluted income
  (loss) per share                   nil                nil                nil             nil

==============================================================================================================

Weighted average number
  of common and common
  equivalent shares
  outstanding                   65,977,800       65,977,800         65,977,800      65,977,800
================================================================================================================

          See accompanying notes to consolidated financial statements.

                                   Form 10-QSB

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Nine Months          Since Being
                                                                   Ended January 31,      A Develop-
                                                                 --------------------     ment Stage
                                                                   2003       2002          Company
                                                                 --------    --------      ---------
Operating Activities:
  Net (loss)                                                     $(22,791)   $(44,126)     $(334,330)
  Adjustments to reconcile net income (loss) to
    cash used in operating activities:
      Gain from sale of marketable securities                           -           -       (133,959)
      Issuance of common stock for services                             -           -          7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                               -           -          4,903
      Accrued expenses                                               (169)     (7,256)       (43,065)
      Other                                                             -           -             10

----------------------------------------------------------------------------------------------------
Net cash (used in) operating activities                           (22,960)    (51,382)      (498,876)
Investing activities:
  Proceeds from sale of marketable securities                           -           -        202,012
  Asset rehabilitation fee                                              -           -        (52,066)

----------------------------------------------------------------------------------------------------
Net cash provided by investing activities                               -           -        149,946
Financing activities:
  Proceeds from issuance of common stock                                -           -        139,368
  Proceeds from exercise of stock warrants                              -           -         98,000

----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                               -           -        237,368

----------------------------------------------------------------------------------------------------
Increase (decrease) cash and cash equivalents                     (22,960)    (51,382)      (111,562)
Cash and cash equivalents, beginning of period                     68,582     131,759        157,184

----------------------------------------------------------------------------------------------------

====================================================================================================
Cash and cash equivalents, end of period                          $45,622     $80,377        $45,622
----------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                   Form 10-QSB

Notes to Consolidated Financial Statements
------------------------------------------

Note 1.  Merger Termination
---------------------------

On November 16, 2001 the Company terminated its proposed merger with NISCO Systems, Inc. as a result of the material adverse changes in NISCO's business and financial condition. The Company is continuing its search for a business combination.


Item 2.
-------

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

The following review concerns the nine-month periods ended January 31, 2003, and January 31, 2002, which should be read in conjunction with the consolidated financial statements and notes thereto presented in this Form 10-QSB.

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

                                   Form 10-QSB

Results of Operations Nine Months Ended January 31, 2003 and January 31, 2002
-----------------------------------------------------------------------------

During the nine months ended January 31, 2003, the Company had a net loss of approximately $22,800. The Company's revenues of approximately $500 consisted solely of interest on cash and other money market instruments. The Company incurred general and administrative costs of approximately $23,300. During the nine months ended January 31, 2002, the Company had a net loss of approximately $44,100. The Company incurred general and administrative costs of approximately $46,100. A substantial portion of the expenses consisted of professional fees related to the Company's planned merger with NISCO Systems, Inc. On November 16, 2001, the Company terminated the merger. The Company intends to continue its efforts to seek a business combination. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

The Company is an insignificant participant among the firms that engage in the mergers with and acquisitions of privately financed entities. There are many established venture capital and financial concerns that have significant financial and personnel resources, technical expertise and greater experience than the Company. In addition, the Company is competing with numerous small entities similar in size and scope of operations to the Company. In view of the Company's limited financial resources and limited management availability, the Company is at a significant competitive disadvantage vis-a-vis many of the Company's competitors.

As a result of the Company's investigation of, and preliminary plans for merger with, various entities during the past several years, the Company has expended substantially all of its assets and its remaining cash may not be sufficient to pay transaction costs of any prospective merger opportunity and ongoing administrative expenses. The Company is currently considering various alternatives in connection with this problem.

The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented.

Item 3. Controls and Procedures
-------------------------------

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

                                   Form 10-QSB

                           Part II. Other Information

None.


                          Applied Medical Devices, Inc.


                                   Form 10-QSB

                                January 31, 2003


                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  APPLIED MEDICAL DEVICES, INC.

Date:  March 14, 2003                             By: /s/ Allan K. Lager
                                                     ---------------------------
                                                     Allan K. Lager, President
                                                     and Chief Financial Officer



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

                                   Form 10-QSB

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


Date:  March 14, 2003                  By: /s/ Allan K. Lager
                                          ------------------------------------
                                           Allan K. Lager, President and Chief
                                           Financial Officer

                                   Form 10-QSB
                                  Page 10 of 10