Form 10KSB
period 2003-04-30
APPLIED MEDICAL DEVICES INC
filed 2003-07-29
CIK 312258

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

  X    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
-----  Act of 1934

       Transition Report Pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

                    For the fiscal year ended April 30, 2003

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]



                                   Form 10KSB

The issuer had approximately $600 in revenue in its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates was approximately $197,933 based upon the bid price of the stock on July 8, 2003 of $.003. However, trading in the stock is limited and sporadic. See Item 5.

The number of shares of the Registrant's $.01 par value common stock outstanding as of July 8, 2003 was 65,977,800.

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

                                   Form 10KSB
                                  Page 2 of 12

The financial statements include the accounts of the Company and its inactive wholly owned subsidiary, Applied Medical, Inc. ("AMI"). All intercompany accounts and transactions have been eliminated.

On November 17, 2000 the Company entered into an agreement to merge with NISCO Systems, Inc. (NISCO) and a corporation formed by the Company to be the surviving corporation in the merger. Completion of the merger was subject to the approval of the Company's stockholders and customary closing conditions. A proxy statement/prospectus was filed with the SEC in connection with the proposed merger, but was not completed.

On November 16, 2001, the company terminated the merger as a result of the material adverse changes in NISCO's business and financial condition. The Company intends to continue its efforts to seek a business combination.

In issuing an opinion on the Company's financial statements included in Item 7, the Company's auditors issued a going concern opinion. These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements included in Item 7 do not include any adjustments that might result from the outcome of this uncertainty.

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

                                   Form 10KSB
                                  Page 3 of 12

Item 2. Description of Properties.
        -------------------------

The Company owns no real property. The Company presently subleases office facilities from, and is provided administrative services by another entity. The facilities and services are provided on a month-to-month basis for $250 per month pursuant to an oral arrangement.

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

                  Quarter Ended            High Bid      Low Bid
                  -------------            --------      -------
                  April 30, 2003            $.003         $.003
                  January 31, 2003          $.006         $.003
                  October 31, 2002          $.025         $.003
                  July 31, 2002             $.01          $.003
                  April 30, 2002            $.017         $.008
                  January 31, 2002          $.015         $.003
                  October 31, 2001          $.016         $.006
                  July 31, 2001             $.025         $.015

The quotations for the Company's common stock reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

At July 8, 2003, the approximate number of holders of record of the Company's common stock was 9,681. The Company has not paid any cash dividends.


                                   Form 10KSB

Item 6. Management's Discussion and Analysis or Plan of Operation.
        ---------------------------------------------------------

Plan of Operation.
-----------------
The Company generated approximately $600 in interest and dividend income and had expenses of approximately $30,100 in the year ended April 30, 2003. Total assets, which decreased by approximately 41 percent from $68,600 to $40,600, consisted of cash or cash equivalents. Depending on the nature of the Company's activities its current cash and cash equivalent balances may not be adequate to satisfy its cash requirements for the next twelve months. Due to the nature of the Company's present activities, however, the Company is unable to predict its likely expenditures for professional fees and other expenses. At present, the Company has no major capital commitments.

Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------

Fiscal Years Ended April 30, 2003 and April 30, 2002.
-----------------------------------------------------
During the fiscal year ended April 30, 2003, the Company had a net loss of approximately $29,600. The Company incurred general and administrative costs of approximately $30,100 in fiscal 2003, which were primarily accounting and legal related. The Company earned interest and dividends on temporary cash and other money market instruments of approximately $600. Interest income fluctuates based upon increases and decreases with general interest rates that cannot be predicted.

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

Income Taxes And Net Operating Losses
-------------------------------------
As discussed in Note 2 in the accompanying notes to consolidated financial statements, the Company has a deferred tax asset of $240,500 arising from capitalized start-up costs. The deferred tax asset has been fully offset by a valuation allowance as management has determined that it is more likely than not such tax benefits will not be realized.


                                   Form 10KSB

Item 7. Financial Statements.
        --------------------

        See pages F-1 through F-11.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
        ---------------------------------------------------------------

          Not applicable.

Item 9. Controls and Procedures
        -----------------------

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

                                    PART III

Item 9. Directors and Executive Officers.
        --------------------------------

                                Date First
                                 Elected                  Principal Occupation
Name                     Age     Director                    and Employment

Allan K. Lager           60        1989           Mr. Lager has been an automotive consultant since
                                                  1988. From 1978 to 1988, he was President and
                                                  Director of Storz, Inc., a firm involved in the
                                                  sales and service of Porsche automobiles.   Mr.
                                                  Lager became President and Director of the Company
                                                  in April 1989.

                                   Form 10KSB

Kenneth E. Shearer       58      1988             Since 1990, Mr. Shearer has been a management
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

Based solely upon a review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended April 30, 2003.

Item 10. Executive Compensation.
         ----------------------

     (a) Cash Compensation. The following sets forth cash compensation paid by the Company during the fiscal year ended April 30, 2003 to executive officers as a group. No officer received more than $100,000 during the fiscal year.

     Mr. Lager receives a salary of $200 per month ($2,400 annually) for serving as President of the Company. Mr. Lager's salary was $2,400 for the fiscal years ended April 30, 2003 and 2002. All directors of the Company received $1,000 in November 2000 for their work as directors. No compensation, cash or otherwise was paid to any other members of the board of directors in the last three years. Accordingly, the Summary Compensation Table has been omitted.

                                   Form 10KSB
                                  Page 7 of 12

     (b) Option SAR Grants Table; Aggregated Option/SAR Exercise and Fiscal Year End Option/SAR Table; Aggregated Option/SAR Exercised in Last Fiscal Year and Fiscal Year End Option/SAR Values; Term Incentive Plan Awards Table.
-------------------------------------------------------------------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

The Company is unaware of any person who owns beneficially more than five percent of the outstanding shares of common stock of the Company on July 24, 2003. No director of the Company, individuals, or any officers and directors of the Company as a group beneficially owned shares of common stock of the Company.

Item 12. Related Party Transactions.
         --------------------------

There are no related party transactions.

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

               (3) Merger Agreement dated November 17, 2001 between Applied Medical Devices Inc., Applied Medical Merger Corp., and NISCO Systems, Inc. previously filed as an exhibit to the Form 10-KSB Report for the year ended April 30, 2001, which is incorporated herein by this reference.

               (4)  99.1 Certification Section 906

     (b)  Reports on Form 8-K.

                None.

                                   Form 10KSB
                                  Page 8 of 12

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                   FOR THE YEARS ENDED APRIL 30, 2002 AND 2003

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

         Consolidated Statements of Operations                             F-4

         Consolidated Statements of Changes in Stockholders' Equity        F-5

         Consolidated Statements of Cash Flows                             F-6

Notes to Consolidated Financial Statements                                 F-7

                                AJ. Robbins, P.C.
                          Certified Public Accountants
                              216 Sixteenth Street
                                    Suite 600
                                Denver, CO 80202


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Applied Medical Devices, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Applied Medical Devices, Inc. and subsidiary (a development stage company) as of April 30, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period then ended and for the period from inception of the development stage (May 1, 1987) to April 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Medical Devices, Inc. and subsidiary at April 30, 2003 and the results of their operations and their cash flows for each of the years in the two year period then ended and for the period from inception of the development stage (May 1, 1987) to April 30, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/ AJ. ROBBINS, PC
                                                    ----------------------------
                                                    AJ. ROBBINS, PC
                                                    CERTIFIED PUBLIC ACCOUNTANTS
Denver, Colorado
July 8, 2003

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2003




                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                      $    40,582
                                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                               $     1,789
                                                                    -----------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 75,000,000 shares
        authorized, 65,977,800 issued and outstanding                   659,778
     Additional paid-in capital                                       4,172,128
     Accumulated deficit                                             (4,451,999)
     Deficit accumulated during the development stage                  (341,114)
                                                                    -----------

                  Total Stockholders' Equity                             38,793
                                                                    -----------

                                                                    $    40,582
                                                                    ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                                                 For the Period
                                                                                                   from May 1,
                                                                                                  1987 (Inception
                                                                                                of the Development
                                                          For the Years Ended April 30,             Stage) to
                                                    ---------------------------------------         April 30,
                                                           2003                  2002                 2003
                                                    -----------------     -----------------     -----------------
EXPENSES:

   General and administrative                        $         30,150      $         57,605      $       651,080
                                                    -----------------     -----------------     -----------------



OTHER INCOME:
   Interest income                                                  5                 1,317              142,041
   Dividend income                                                570                   860                1,430
   Gain from sale of marketable securities                          -                     -              133,959
   Other                                                            -                     -               32,536
                                                    -----------------     -----------------     -----------------

         Total Other Income                                       575              2,177                 309,966
                                                    -----------------     -----------------     -----------------



NET LOSS                                             $        (29,575)    $      (55,428)        $      (341,114)
                                                    =================     =================     =================



NET LOSS PER COMMON SHARE -
BASIC AND DILUTED                                    $            *        $            *        $          (.01)
                                                    =================     =================     =================

Weighted Average Number of Common
   Shares Outstanding                                      65,977,800         65,977,800              65,977,800
                                                    =================     =================     =================



* Less than $(.01)



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED APRIL 30, 2003 AND 2002 AND PERIOD FROM
       MAY 1, 1987 (Inception of the Development Stage) TO APRIL 30, 2001
                                                                                           Deficit
                                                                                         Accumulated
                                   Common Stock            Additional                    During the                      Total
                             --------------------------     Paid-in       Accumulated    Development     Treasury     Stockholders'
                               Shares         Amount        Capital         Deficit        Stage           Stock         Equity
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, May 1, 1987          43,256,994    $   432,570    $ 4,389,342    $(4,451,999)   $      --      $   234,949    $   604,862
  Common stock issued
    for services at $.00558
    per share                  1,357,473         13,575         (6,000)          --             --             --            7,575

  Retirement of treasury
    stock at $.149808
    per share                 (3,136,667)       (31,367)      (203,582)          --             --         (234,949)      (469,898)

  Issuance of common
    stock and warrants at
    $.0094808 per share
    pursuant to public
    offering                  14,700,000        147,000         (7,632)          --             --             --          139,368

  Exercise of stock
    purchase warrant at
    $.01 per share             9,800,000         98,000           --             --             --             --           98,000

  Net loss for the periods          --             --             --             --         (256,111)          --         (256,111)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, April 30, 2001       65,977,800        659,778      4,172,128     (4,451,999)      (256,111)          --          123,796
  Net loss for the year             --             --             --             --          (55,428)          --          (55,428)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, April 30, 2002       65,977,800        659,778      4,172,128     (4,451,999)      (311,539)          --           68,368
  Net loss for the year             --             --             --             --          (29,575)          --          (29,575)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, April 30, 2003       65,977,800    $   659,778    $ 4,172,128    $(4,451,999)   $  (341,114)   $      --      $    38,793
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                  For the Period
                                                                                                    from May 1,
                                                                                                  1987 (Inception
                                                           For the Years Ended April 30,        of the Development
                                                    ----------------------------------------    Stage) to April 30,
                                                            2003                  2002                 2003
                                                    -----------------     -----------------     -----------------

CASH FLOWS PROVIDED (USED) BY  OPERATING
  ACTIVITIES:
   Net loss                                         $         (29,575)    $         (55,428)    $       (341,114)
   Adjustments to reconcile net loss to net cash
     used by operations:
     Gain from sale of marketable securities                        -                     -             (133,959)
     Issuance of common stock for services                          -                     -                7,565
   Changes in:
       Accounts receivable                                          -                     -                4,903
       Accrued expenses                                         1,575                (7,749)             (41,321)
       Other                                                        -                     -                   10
                                                    -----------------     -----------------     ----------------

         Cash Flows (Used) by Operating                       (28,000)              (63,177)            (503,916)
           Activities
                                                    -----------------     -----------------     ----------------

CASH FLOWS PROVIDED (USED) BY INVESTING
  ACTIVITIES:
   Proceeds from sale of marketable securities                      -                     -              202,012
   Asset rehabilitation fee                                         -                     -              (52,066)
                                                    -----------------     -----------------     ----------------

         Cash Flows Provided by Investing                           -                     -              149,946
           Activities
                                                    -----------------     -----------------     ----------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                           -                     -              139,368
   Proceeds from exercise of stock warrants                         -                     -               98,000
                                                    -----------------     -----------------     ----------------

         Cash Flows Provided by Financing
           Activities                                               -                     -              237,368
                                                    -----------------     -----------------     ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       (28,000)              (63,177)            (116,602)

CASH AND CASH EQUIVALENTS, beginning of
  period                                                       68,582               131,759              157,184
                                                    -----------------     -----------------     ----------------


CASH AND CASH EQUIVALENTS, end of period            $          40,582     $          68,582     $         40,582
                                                    =================     =================     ================

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

Going Concern and Plan of Operation
-----------------------------------
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date.

The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has reviewed SFAS 145 and its adoption did not have a material effect on its consolidated financial statements.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

In July 2002 the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company has reviewed SFAS 146 and its adoption did not have a material effect on its consolidated financial statements.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value based method of accounting prescribed by APB No. 25. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified Prospective method and Retroactive Restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The Company has reviewed SFAS No. 148 and its adoption did not have a material effect on its consolidated financial statements.

NOTE 2 - INCOME TAXES

As of April 30, 2003 the net deferred tax asset recorded and its approximate tax effect consists of the following:

Capitalized start-up costs                              $   240,485
                                                        -----------
                                                            240,485
Less: valuation allowance                                  (240,485)
                                                        -----------

Net deferred tax asset                                  $   -
                                                        ===========

As of April 30, 2003 a valuation allowance equal to the net deferred tax asset recognized has been recorded since management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

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

NOTE 4 - RENT EXPENSE

The Company leases office space for approximately $250 per month on a month-to-month basis. Rent expense for the years ended April 30, 2003 and 2002 was $3,000 per year.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          APPLIED MEDICAL DEVICES, INC.

Date: July 29, 2003        By:  /s/  Allan K. Lager
                                -------------------------
                                Allan K. Lager, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 29, 2003        By:  /s/   Allan K. Lager
                                ------------------------------------------------
                                Allan K. Lager, President, Chief Executive
                                Officer, Chief Financial Officer and Director


Date: July 29, 2003        By:  /s/  Kenneth E. Shearer
                                ------------------------------------------------
                                Kenneth E. Shearer, Director



                                   Form 10KSB

                                  CERTIFICATION

I, Allan K. Lager, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Applied Medical Devices, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

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

                  b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                                   Form 10KSB

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 29, 2003         By:      /s/ Allan K. Lager
                                      -----------------------------------
                                      Allan K. Lager, President and Chief
                                      Executive Officer



                                  CERTIFICATION

I, Allan K. Lager, President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Applied Medical Devices, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

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

                  b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on your most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions);
                                   Form 10KSB
                                  Page 11 of 12

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

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 29, 2003            By:      /s/ Allan K. Lager
                                         -----------------------------------
                                         Allan K. Lager, President and Chief
                                         Financial Officer



                                   Form 10KSB
                                  Page 12 of 12