Form 10QSB
period 2003-07-31
APPLIED MEDICAL DEVICES INC
filed 2003-09-09
CIK 312258

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

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
                including area code



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                 Class                            Outstanding at August 29, 2003
     Common Stock, $.01 par value                           65,977,800

                          Applied Medical Devices, Inc.
                                   Form 10-QSB

                                Table of Contents

Part I.  Financial Information..........................................    3


Consolidated Balance Sheets as of
July 31, 2003 and April 30, 2003........................................    4


Consolidated Statements of Operations
for the three-month periods ended
July 31, 2003, 2002 and Since
Being a Development Stage Company.......................................    5


Consolidated Statements of Cash Flows
for the three-month periods ended
July 31, 2003, 2002 and Since Being
a Development Stage Company.............................................    6


Management's Discussion and Analysis of Financial Condition
and Results of Operations...............................................7 & 8

Controls and Procedures.................................................8 & 9


Part II.  Other Information.............................................    9


Signature Page..........................................................   10








                                  Form 10-QSB
                                     Page 2

                          Applied Medical Devices, Inc.

                                   Form 10-QSB

                                  July 31, 2003

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

In the opinion of management, the unaudited interim financial statements for the period ended July 31, 2003 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three months ended July 31, 2003 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended April 30, 2003.





                                  Form 10-QSB
                                     Page 3



                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                       July 31,                 April 30,
                                                                         2003                     2003
                                                                      (Unaudited)

Assets
Current -
  Cash and cash equivalents                                          $      34,201             $    40,582

-----------------------------------------------------------------------------------------------------------
Total Assets                                                         $      34,201             $    40,582

-----------------------------------------------------------------------------------------------------------



Liabilities and Shareholders' Equity
Current liabilities -
  Accrued expenses                                                   $       5,055             $     1,789

-----------------------------------------------------------------------------------------------------------

Shareholders' equity
  Common Stock - $.01 par value,
  75,000,000 shares authorized,
  issued and outstanding 65,977,800                                  $     659,778            $    659,778
  Additional paid-in capital                                             4,172,128               4,172,128
  Accumulated deficit                                                   (4,451,999)             (4,451,999)
  Deficit accumulated during the
    development stage                                                     (350,761)               (341,114)

-----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                  29,146                  38,793

-----------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholder's Equity                           $      34,201            $     40,582

-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



                                  Form 10-QSB
                                     Page 4



                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                              Since Being
                                           Three Months              Three Months              A Develop-
                                               Ended                     Ended                 ment Stage
                                           July 31, 2003             July 31, 2002               Company
                                          ---------------           --------------            ------------
Expenses -
  General and Administrative                   $9,694                     $5,781                  $660,774

-------------------------------------------------------------------------------------------------------------
Other income:

  Interest and dividend income                     47                        214                   143,518
  Gain from sale of
    marketable securities                           -                          -                   133,959
  Other                                             -                          -                    32,536
-------------------------------------------------------------------------------------------------------------
Total other income                                 47                        214                   310,013
-------------------------------------------------------------------------------------------------------------

Net Loss                                      $(9,647)                   $(5,567)                 (350,761)

=============================================================================================================
Basic and diluted income
  (loss) per share                                nil                        nil

=============================================================================================================
Weighted average number
  of common and common
  equivalent shares
  outstanding                              65,977,800                 65,977,800
=============================================================================================================


See accompanying notes to consolidated financial statements.



                                  Form 10-QSB




                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                         Three Months          Three Months             Since Being
                                                             ended                 ended               A Development
                                                         July 31, 2003         July 31,2002            Stage Company
                                                         -------------         ------------            -------------
Operating Activities
  Net loss                                          $          (9,647)    $         (5,567)   $         (350,761)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities                       -                    -              (133,959)
      Issuance of common stock for services                         -                    -                 7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                           -                    -                 4,903
      Accrued expenses                                          3,266                  362               (38,055)
      Other                                                         -                    -                    10

-----------------------------------------------------------------------------------------------------------------
Cash flows (used) in operating activities                      (6,381)              (5,205)             (510,297)
Investing activities:

  Proceeds from sale of marketable securities                       -                    -               202,012
  Asset rehabilitation fee                                          -                    -               (52,066)

-----------------------------------------------------------------------------------------------------------------
Cash flows provided by investing activities                         -                    -               149,946
Financing activities:

  Proceeds from issuance of common stock                            -                    -               139,368
  Proceeds from exercise of stock warrants                          -                    -                98,000

-----------------------------------------------------------------------------------------------------------------
Cash flows provided by financing activities                         -                    -               237,368

-----------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                        (6,381)              (5,205)             (122,983)
Cash and cash equivalents,
beginning of period                                            40,582               68,582               157,184

-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
end of period                                       $          34,201              $63,377               $34,201

=================================================================================================================

See accompanying notes to consolidated financial statements.



                                  Form 10-QSB
                                     Page 6

Notes to Consolidated Financial Statements
------------------------------------------

Note 1.  Merger Termination
         ------------------

On November 16, 2001 the Company terminated its proposed merger with NISCO Systems, Inc. as a result of the material adverse changes in NISCO's business and financial condition. The Company is continuing its search for a business combination.

Item 2.

Management's Discussion and Analysis or Plan of Operation.
----------------------------------------------------------

The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended April 30, 2003.

The following review concerns the three-month periods ended July 31, 2003, and July 31, 2002, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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

                                  Form 10-QSB
                                     Page 7

Results of Operations Three Months Ended July 31, 2003 and July 31, 2002
------------------------------------------------------------------------

During the three months ended July 31, 2003, the Company had a net loss of approximately $9,600. The Company incurred general and administrative costs of approximately $9,700. The Company's revenues of $47 consisted solely of interest on cash and other money market instruments. During the three months ended July 31, 2002, the general and administrative costs were approximately $5,800 and the Company's revenue of $214 consisted solely of interest on cash and other money market instruments, resulting in a loss of approximately $5,600 for the period. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

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

In issuing an opinion on the Company's financial statements as of April 30, 2003, the Company's auditors issued a going concern opinion. These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Item 2, the Company is in the development stage. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented.

Item 3.

Controls and Procedures
-----------------------

(a)      Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our

                                  Fprm 10-QSB
                                     Page 8
disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)      Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           Part II. Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits.

         The following exhibits are filed in connection with this Report:

         No.      Description

         31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)       Reports on Form 8-K. None.


                                  Form 10-QSB
                                     Page 9

                          Applied Medical Devices, Inc.

                                   Form 10-QSB

                                  July 31, 2003



                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                APPLIED MEDICAL DEVICES, INC.

Date:  September 9, 2003                    By: /s/ Allan K. Lager
                                                ------------------
                                                Allan K. Lager, President
                                                and Chief Financial Officer



                                  Form 10-QSB