Form 10QSB
period 2003-10-31
APPLIED MEDICAL DEVICES INC
filed 2003-12-03
CIK 312258

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

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

                                                     X  Yes          No
                                                  ------      ------

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at November 21, 2003
  Common Stock, $.01 par value                          65,977,800

                          Applied Medical Devices, Inc.
                                   Form 10-QSB

                                Table of Contents

Part I.  Financial Information...............................................3


Consolidated Balance Sheets as of October 31, 2003
   and April 30, 2003........................................................4


Consolidated Statements of Operations for the three
and six month periods ended October 31, 2003
and 2002 and Since Being a Development Stage Company.........................5


Consolidated Statements of Cash Flows for the six-month
periods ended October 31, 2003 and 2002 and Since
Being a Development Stage Company............................................6


Management's Discussion and Analysis of Financial Condition
and Results of Operations..................................................7&8

Controls and Procedures....................................................8&9


Part II.  Other Information..................................................9


Signature Page..............................................................10















                                  Form 10-QSB
                                    2 of 10

                          Applied Medical Devices, Inc.

                                   Form 10-QSB

                                October 31, 2003

                          Part I. Financial Information

Item I.   Financial Statements
          --------------------

The accompanying unaudited financial statements include the accounts of Applied Medical Devices, Inc. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the unaudited interim financial statements for the period ended October 31, 2003 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the six months ended October 31, 2003 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements for the year ended April 30, 2003.






                                  Form 10-QSB
                                    3 of 10

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                    October 31,     April 30,
                                                       2003           2003
                                                    (Unaudited)
Assets
Current -
  Cash and cash equivalents                        $    16,947    $    40,582
                                                   -----------    -----------

      Total Assets                                 $    16,947    $    40,582
                                                   ===========    ===========



Liabilities and Shareholders' Equity
Current liabilities -
  Accrued expenses                                 $       174    $     1,789

Shareholders' equity
  Common Stock - $.01 par value,
  75,000,000 shares authorized,
  65,977,800 issued and outstanding                    659,778        659,778
  Additional paid-in capital                         4,172,128      4,172,128
  Accumulated deficit                               (4,451,999)    (4,451,999)
  Deficit accumulated during the
    development stage                                 (363,134)      (341,114)
                                                   -----------    -----------

Total shareholders' equity                              16,773         38,793
                                                   -----------    -----------

      Total Liabilities and Shareholders' Equity   $    16,947    $    40,582
                                                   ===========    ===========



See accompanying notes to consolidated financial statements.





                                  Form 10-QSB
                                    4 of 10


                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                     Since Being
                                Three Months     Three Months        Six Months        Six Months     A Develop-
                                    Ended            Ended              Ended             Ended       ment Stage
                                Oct. 31, 2003    Oct, 31, 2002      Oct. 31, 2003     Oct.31, 2002      Company
                                -------------    -------------      -------------     ------------      -------
Expenses -
  General and
     Administrative             $   12,443        $     11,344       $     22,137      $   17,125     $  673,217

-------------------------------------------------------------------------------------------------------------------
Other income:
  Interest and dividend income          70                  66                117             280        143,588
  Other                                  -                   -                  -               -         32,536
Gain from sale of
    marketable securities                -                   -                  -               -        133,959
-------------------------------------------------------------------------------------------------------------------
Total other income                      70                  66                117             280        310,083
-------------------------------------------------------------------------------------------------------------------

Net Income (Loss)               $  (12,373)       $    (11,278)      $    (22,020)     $  (16,845)      (363,134)

===================================================================================================================
Basic and diluted income
  (loss) per share                     nil                 nil                nil             nil

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
===================================================================================================================



See accompanying notes to consolidated financial statements.





                                  Form 10-QSB
                                    5 of 10




                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                         Six Months           Six Months              Since Being
                                                            ended                ended               A Development
                                                      October 31, 2003      October 31,2002          Stage Company
                                                      -----------------     ---------------         --------------
Operating Activities
  Net (loss)                                          $       (22,020)      $      (16,845)         $   (363,134)
  Adjustments to reconcile net (loss) to
    cash used in operating activities:
      Gain from sale of marketable securities                       -                    -              (133,959)
      Issuance of common stock for services                         -                    -                 7,565
      Changes in operating assets and liabilities:
        Accounts receivable                                         -                    -                 4,903
        Accrued expenses                                       (1,615)                (155)              (42,936)
        Other                                                       -                    -                    10

-------------------------------------------------------------------------------------------------------------------
Cash flows (used) in investing activities                     (23,635)             (17,000)             (527,551)
Investing activities -
  Proceeds from sale of marketable securities                       -                    -               202,012
  Asset rehabilitation fee                                          -                    -               (52,066)

-------------------------------------------------------------------------------------------------------------------
Cash flows provided by operating activities                         -                    -               149,946
Financing activities:
  Proceeds from issuance of common stock                            -                    -               139,368
  Proceeds from exercise of stock warrants                          -                    -                98,000

-------------------------------------------------------------------------------------------------------------------
Cash flows provided by financing activities                         -                    -               237,368

-------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                       (23,635)             (17,000)             (140,237)
Cash and cash equivalents,
beginning of period                                            40,582               68,582               157,184

-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
end of period                                         $        16,947       $       51,582          $     16,947

===================================================================================================================



See accompanying notes to consolidated financial statements.





                                  Form 10-QSB
                                    6 of 10

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

The following review concerns the six-month periods ended October 31, 2003, and October 31, 2002, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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



                                  Form 10-QSB
                                    7 of 10

Results of Operations Six Months Ended October 31, 2003 and October 31, 2002
----------------------------------------------------------------------------

During the six months ended October 31, 2003, the Company had a net loss of approximately $22,000. The Company incurred general and administrative costs of approximately $22,100. The Company's revenues consisted solely of interest on cash and other money market instruments.

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

Item 3.  Controls and Procedures
         -----------------------

(a)      Evaluation of Disclosure Controls and Procedures


                                  Form 10-QSB
                                    8 of 10

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)      Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                           Part II. Other Information

ITEM 6.  Exhibits and reports on Form 8-K
         --------------------------------

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

          31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)       Reports on Form 8-K.
         None.






                                  Form 10-QSB
                                    9 of 10

                          Applied Medical Devices, Inc.

                                   Form 10-QSB

                                October 31, 2003





                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              APPLIED MEDICAL DEVICES, INC.


Date:   December 3, 2003                 By: /s/ Allan K. Lager
                                            ----------------------------------
                                             Allan K. Lager, President
                                             and Chief Financial Officer











                                  Form 10-QSB