Form 10QSB
period 2004-01-31
APPLIED MEDICAL DEVICES INC
filed 2004-03-12
CIK 312258

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES  EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-9064

                          Applied Medical Devices, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



            Colorado                                    84-0789885
-------------------------------             ----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

106 S. University Blvd. #14, Denver, CO                              80209
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

            Registrant's telephone number,                      (303) 722-4008
                  including area code



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              X  Yes          No
                                                           ------      ------

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at February 27, 2004
     -----------------------------             --------------------------------
      Common Stock, $.01 par value                        65,977,800

                          Applied Medical Devices, Inc.
                                   Form 10-QSB

                                Table of Contents




Part I.  Financial Information.................................................3


Consolidated Balance Sheets as of January 31, 2004 and April 30, 2003..........4


Consolidated Statements of Operations for the three and nine-month periods ended January 31, 2004 and 2003 and Since Being a Development
Stage Company..................................................................5


Consolidated Statements of Cash Flows for the nine-month periods ended
January 31, 2004 and 2003 and Since Being a Development Stage Company..........6


Management's Discussion and Analysis of Financial Condition
and Results of Operations..................................................7 & 8

Controls and Procedures....................................................8 & 9


Part II.  Other Information....................................................9


Signature Page................................................................10














                                  Form 10-QSB
                                    2 of 10

                          Applied Medical Devices, Inc.

                                   Form 10-QSB

                                January 31, 2004




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

In the opinion of management, the unaudited interim financial statements for the period ended January 31, 2004 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the nine months ended January 31, 2004 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements for the year ended April 30, 2003.










                                  Form 10-QSB
                                    3 of 10

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                                                      January 31,     April 30,
                                                         2004           2003
                                                      (Unaudited)

Assets
Current -
  Cash and cash equivalents                          $     9,927    $    40,582
                                                     -----------    -----------

      Total Assets                                   $     9,927    $    40,582
                                                     ===========    ===========



Liabilities and Shareholders' Equity
Current liabilities -
  Accrued expenses                                   $        45    $     1,789

Shareholders' equity
  Common Stock - $.01 par value,
  75,000,000 shares authorized,
  65,977,800 issued and outstanding                      659,778        659,778
  Additional paid-in capital                           4,172,128      4,172,128
  Accumulated deficit                                 (4,451,999)    (4,451,999)
  Deficit accumulated during the
    development stage                                   (370,025)      (341,114)
                                                     -----------    -----------

Total shareholders' equity                                 9,882         38,793
                                                     -----------    -----------

      Total Liabilities and Shareholders' Equity     $     9,927    $    40,582
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






                                  Form 10-QSB
                                    4 of 10




                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                            Since Being
                                    Three Months     Three Months        Nine Months       Nine Months       A Develop-
                                        Ended            Ended              Ended             Ended          ment Stage
                                    Jan. 31, 2004    Jan. 31, 2003      Jan. 31, 2004     Jan.31, 2003         Company
                                    -------------    -------------      -------------     ------------         -------
Expenses -
  General and
     Administrative                 $      6,910    $      6,150       $     29,047      $     23,275      $    680,127

-----------------------------------------------------------------------------------------------------------------------
 Other income:
  Interest and dividend income                19             204                136               484           143,607
  Other                                       --              --                 --                --            32,536
Gain from sale of
    marketable securities                     --              --                 --                --           133,959
-----------------------------------------------------------------------------------------------------------------------

Total other income                            19             204                136               484           310,102
-----------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                   $     (6,891)   $     (5,946)      $    (28,911)    $     (22,791)     $   (370,025)
=======================================================================================================================
Basic and diluted income
  (loss) per share                           nil             nil                nil               nil
=======================================================================================================================

Weighted average number
  of common and common
  equivalent shares
  outstanding                         65,977,800      65,977,800         65,977,800        65,977,800
=======================================================================================================================


See accompanying notes to consolidated financial statements.




                                  Form 10-QSB
                                    5 of 10





                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                         Nine months ended             Since Being
                                                             January 31,              A Development
                                                      2004                 2003       Stage Company
                                                      ----                 ----       -------------
Operating Activities
  Net (loss)                                         $ (28,911)       $ (22,791)       $(370,025)
  Adjustments to reconcile net (loss) to
    cash used in operating activities:
      Gain from sale of marketable securities               --               --         (133,959)
      Issuance of common stock for services                 --               --            7,565
      Changes in operating assets and liabilities:
        Accounts receivable                                 --               --            4,903
        Accrued expenses                                (1,744)            (169)         (43,065)
        Other                                               --               --               10

----------------------------------------------------------------------------------------------------
Cash flows (used) in investing activities              (30,655)         (22,960)        (534,571)
Investing activities -
  Proceeds from sale of marketable securities               --               --          202,012
  Asset rehabilitation fee                                  --               --          (52,066)

----------------------------------------------------------------------------------------------------
Cash flows provided by operating activities                 --               --          149,946
Financing activities:
  Proceeds from issuance of common stock                    --               --          139,368
  Proceeds from exercise of stock warrants                  --               --           98,000
----------------------------------------------------------------------------------------------------

Cash flows provided by financing activities                 --               --          237,368
----------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                (30,655)         (22,960)        (147,257)
Cash and cash equivalents,
beginning of period                                     40,582           68,582          157,184
----------------------------------------------------------------------------------------------------

Cash and cash equivalents,
end of period                                        $   9,927        $  45,622        $   9,927
====================================================================================================


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

The following review concerns the nine-month periods ended January 31, 2004, and January 31, 2003, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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



                                  Form 10-QSB
                                    7 of 10

Results of Operations Nine Months Ended January 31, 2004 and January 31, 2003
-----------------------------------------------------------------------------

During the nine months ended January 31, 2004, the Company had a net loss of approximately $28,900. The Company incurred general and administrative costs of approximately $29,000. The Company's revenues consisted solely of interest on cash and other money market instruments.

During the nine months ended January 31, 2003, the Company had a net loss of approximately $22,800. The Company incurred general and administrative costs of approximately $23,300. The Company's revenues of approximately $500 consisted solely of interest on cash and other money market instruments.

As stated above in the Plan of Operation, due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables that cannot be predicted.

A substantial amount of time may elapse and the Company may expend considerable funds for consulting, legal, accounting and other fees before the Company is able, if at all, to acquire any business or effect a merger or other form of business combination. Such expenditures may have an adverse impact on the ability of the Company to carry out its plan or, on its ability to continue any business that it acquires. The Company will be an insignificant participant among the firms that engage in the mergers with and acquisitions of privately financed entities. There are many established venture capital and financial companies that have significant financial and personnel resources, technical expertise and greater experience than the Company. In addition, the Company is competing with numerous small entities similar in size and scope of operations to the Company. In view of the Company's limited financial resources and limited management availability, the Company is at a significant competitive disadvantage vis-a-vis many of the Company's competitors.

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


                                  Form 10-QSB
                                    8 of 10

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

                                January 31, 2004



                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            APPLIED MEDICAL DEVICES, INC.

Date:   March 12, 2004                By:   s/ Allan K. Lager
                                           -----------------------------
                                           Allan K. Lager, President,
                                           Chief Executive Officer and
                                           Chief Financial Officer






                                  Form 10-QSB
                                    10 of 10