Form 10KSB
period 2004-04-30
APPLIED MEDICAL DEVICES INC
filed 2004-07-29
CIK 312258

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2004
Commission file number 0-9064

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

                                 Yes [X]  No [ ]
                                     ---     ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]



                                   Form 10KSB

The issuer had approximately $100 in revenue in its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates was approximately $428,856 based upon the bid price of the stock on July 2, 2004 of $.0065. However, trading in the stock is limited and sporadic. See Item 5.

The number of shares of the Registrant's $.01 par value common stock outstanding as of July 21, 2004 was 65,977,800.

Disclosure Regarding Forward-Looking Statements
-----------------------------------------------

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Report, including without limitation, the statements in Items 1 and 6 regarding the Company's financial position and liquidity, the Company's plan of operation and other matters, may be deemed forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Report, including without limitation, in conjunction with the forward-looking statements included in the Report. Should the Company's underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as intended, anticipated, believed, estimated or expected or with respect to other forward-looking statements. The Company does not undertake to update these forward-looking statements.

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


                                   Form 10KSB

          Quarter Ended               High Bid          Low Bid
          -------------               --------          -------
          April 30, 2004               $.010             $.007
          January 31, 2004             $.014             $.007
          October 31, 2003             $.027             $.010
          July 31, 2003                $.015             $.003
          April 30, 2003               $.003             $.003
          January 31, 2003             $.006             $.003
          October 31, 2002             $.025             $.003
          July 31, 2002                $.010             $.003

The quotations for the Company's common stock reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

At July 7, 2004, the approximate number of holders of record of the Company's common stock was 9,720. The Company has not paid any cash dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation.
        ---------------------------------------------------------

Plan of Operation.
------------------

The Company generated approximately $100 in interest and dividend income and had expenses of approximately $35,200 in the year ended April 30, 2004. Total assets, which decreased by approximately 89 percent from $40,600 to $4,400, consisted of cash, cash equivalents and prepaid expenses. Depending on the nature of the Company's activities its current cash and cash equivalent balances may not be adequate to satisfy its cash requirements for the next twelve months. Due to the nature of the Company's present activities, however, the Company is unable to predict its likely expenditures for professional fees and other expenses. At present, the Company has no major capital commitments.

Management's Discussion and Analysis of Financial Condition and
Results of Operations.
---------------------------------------------------------------

Fiscal Years Ended April 30, 2004 and April 30, 2003.
-----------------------------------------------------

During the fiscal year ended April 30, 2004, the Company had a net loss of approximately $35,000. The Company incurred general and administrative costs of approximately $35,200 in fiscal 2004, which were primarily accounting and legal related. The Company earned interest and dividends on temporary cash and other money market instruments of approximately $100. Interest income fluctuates based upon increases and decreases with general interest rates that cannot be predicted.


                                   Form 10KSB
                                  Page 5 of 10

During the fiscal year ended April 30, 2003, the Company had a net loss of approximately $29,600. The Company incurred general and administrative costs of approximately $30,200 in fiscal 2003, which were primarily accounting and legal related. The Company earned interest and dividends on temporary cash and other money market instruments of approximately $600.

As stated above in the Plan of Operation, due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables that cannot be predicted.

Income Taxes And Net Operating Losses
-------------------------------------

As discussed in Note 2 in the accompanying consolidated financial statement, the Company has a deferred tax asset of $253,600 arising from capitalized start-up costs. The deferred tax asset has been fully offset by a valuation allowance as management has determined that it is more likely than not that such tax benefits will not be realized.


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

Item 9. Controls and Procedures
        -----------------------

(a)  Evaluation of Disclosure Controls and Procedures

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in the annual report has been made known to them in a timely manner.

(b)  Changes in Internal Controls

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.


                                   Form 10KSB

                                    PART III

Item 10. Directors and Executive Officers.
         --------------------------------

                                 Date First
                                   Elected        Principal Occupation
Name                   Age        Director           and Employment
----                   ---        --------           --------------

Allan K. Lager         61           1989    Mr. Lager has been an automotive
                                            consultant since 1988. From 1978
                                            to 1988, he was President and
                                            Director of Storz, Inc., a firm
                                            involved in the sales and service
                                            of Porsche automobiles. Mr. Lager
                                            became President and Director of
                                            the Company in April 1989.

Kenneth E. Shearer     59           1988    Since 1990, Mr. Shearer has been
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

Based solely upon a review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended April 30, 2004.


                                   Form 10KSB

Item 11. Executive Compensation.
         ----------------------

     (a) Cash Compensation. The following sets forth cash compensation paid by the Company during the fiscal year ended April 30, 2004 to executive officers as a group. No officer received more than $100,000 during the fiscal year.

     Mr. Lager receives a salary of $200 per month ($2,400 annually) for serving as President of the Company. Mr. Lager's salary was $2,400 for the fiscal years ended April 30, 2004 and 2003. No compensation, cash or otherwise was paid to any other members of the board of directors in the last three years. Accordingly, the Summary Compensation Table has been omitted.

     (b) Option SAR Grants Table; Aggregated Option/SAR Exercise and Fiscal Year End Option/SAR Table; Aggregated Option/SAR Exercised in Last Fiscal Year and Fiscal Year End Option/SAR Values; Term Incentive Plan Awards Table.
--------------------------------------------------------------------------------

     None of the Company's officers or directors was granted or exercised any stock option, stock appreciation right or received any awards under any long term incentive, stock option or similar plan; accordingly, no tables for these items are included.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

The Company is unaware of any person who owns beneficially more than five percent of the outstanding shares of common stock of the Company on July 7, 2004. No director of the Company, individuals, or any officers and directors of the Company as a group beneficially owned shares of common stock of the Company.

Item 13. Related Party Transactions.
         --------------------------

There are no related party transactions.

Item 14. Exhibits and Reports on Form 8-K.
         --------------------------------

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

     31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

    None.




                                   Form 10KSB

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                   FOR THE YEARS ENDED APRIL 30, 2003 AND 2004






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

         Consolidated Statements of Operations                             F-4

         Consolidated Statements of Changes in Stockholders' Equity        F-5

         Consolidated Statements of Cash Flows                             F-6

Notes to Consolidated Financial Statements                                 F-7

                                 AJ. ROBBINS, PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Applied Medical Devices, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Applied Medical Devices, Inc. and subsidiary (a development stage company) as of April 30, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period then ended and for the period from inception of the development stage (May 1, 1987) to April 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Medical Devices, Inc. and subsidiary at April 30, 2004 and the results of their operations and their cash flows for each of the years in the two year period then ended and for the period from inception of the development stage (May 1, 1987) to April 30, 2004, in conformity with generally accepted accounting principles in the United States of America.

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




                                                      AJ. ROBBINS, PC
                                                 CERTIFIED PUBLIC ACCOUNTANTS
Denver, Colorado
July 12, 2004

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2004
                                 ==============


                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                                              $     4,176
  Prepaid expenses                                                          250
                                                                    -----------

                                                                    $     4,426
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accrued expenses                                                  $       690

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common Stock, $.01 par value; 75,000,000 shares
     authorized,  65,977,800 issued and outstanding                     659,778
     Additional paid-in capital                                       4,172,128
     Accumulated deficit                                             (4,451,999)
     Deficit accumulated during the development stage                  (376,171)
                                                                    -----------

Total Stockholders' Equity                                                3,736
                                                                    -----------

                                                                    $     4,426
                                                                    ===========







           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ====================================

                                                                                           For the Period
                                                                                             from May 1,
                                                                                           1987 (Inception
                                                                                        of the Development
                                                                                              Stage) to
                                                          For the Years Ended April 30,      April 30,
                                                              2004             2003            2004
                                                          ------------    ------------    --------------
EXPENSES:
   General and administrative                             $     35,200    $     30,150    $      686,280
                                                          ------------    ------------    --------------



OTHER INCOME:
   Interest income                                                   1               5           142,042
   Dividend income                                                 142             570             1,572
   Gain from sale of marketable securities                          --              --           133,959
   Other                                                            --              --            32,536
                                                          ------------    ------------    --------------

         Total Other Income                                        143             575           310,109
                                                          ------------    ------------    --------------



NET LOSS                                                  $    (35,057)   $    (29,575)   $     (376,171)
                                                          ============    ============    ==============



NET LOSS PER COMMON SHARE -
   BASIC AND  DILUTED                                     $         *     $         *     $         (.01)
                                                          ============    ============    ==============



Weighted Average Number of Common
   Shares Outstanding                                       65,977,800      65,977,800        65,977,800
                                                          ============    ============    ==============
*Less than $(.01)





           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ==========================================================


                                                                                     Deficit
                                                                                   Accumulated
                                  Common Stock         Additional                  During the                    Total
                            ------------------------     Paid-in     Accumulated   Development    Treasury    Stockholders'
                              Shares        Amount       Capital       Deficit       Stage          Stock        Equity
                            ----------   -----------   -----------   ------------ ------------   -----------   -----------

Balance, May 1, 1987        43,256,994   $   432,570   $ 4,389,342   $(4,451,999)  $        --   $   234,949   $   604,862
 Common stock issued
  for services at $.00558
  per share                  1,357,473        13,575        (6,000)           --            --            --         7,575

 Retirement of treasury
  stock at $.149808
  per share                 (3,136,667)      (31,367)     (203,582)           --            --      (234,949)     (469,898)

 Issuance of common
  stock and warrants at
  $.0094808 per share
  pursuant to public
  offering                  14,700,000       147,000        (7,632)           --            --            --       139,368

 Exercise of stock
  purchase warrant at
  $.01 per share             9,800,000        98,000            --            --            --            --        98,000

 Net loss for the periods           --            --            --            --      (341,114)           --      (341,114)
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance, April 30, 2003     65,977,800       659,778     4,172,128    (4,451,999)     (341,114)           --        38,793
  Net loss for the year             --            --            --            --       (35,057)           --       (35,057)
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance, April 30, 2004     65,977,800   $   659,778   $ 4,172,128   $(4,451,999)  $  (376,171)  $        --   $     3,736
                           ===========   ===========   ===========   ===========   ===========   ===========   ===========





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      =====================================

                                                                                    For the Period
                                                                                      from May 1,
                                                                                    1987 (Inception
                                                                                   of the Development
                                                                                       Stage) to
                                                    For the Years Ended April 30,      April 30,
                                                         2004          2003              2004
                                                      ----------    ----------       ------------
CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES:
   Net loss                                           $ (35,057)    $ (29,575)          $(376,171)
   Adjustments to reconcile net loss to net cash
        used by operations:
     Gain from sale of marketable securities                 --            --            (133,959)
     Issuance of common stock for services                   --            --               7,565
     Changes in:
       Accounts receivable                                   --            --               4,903
       Prepaid expenses                                    (250)           --                (250)
       Accrued expenses                                  (1,099)        1,575             (42,420)
       Other                                                 --            --                  10
                                                      ---------     ---------           ---------

         Cash Flows (Used) by Operating  Activities     (36,406)      (28,000)           (540,322)
                                                      ---------     ---------           ---------

CASH FLOWS PROVIDED (USED) BY INVESTING
   ACTIVITIES:
   Proceeds from sale of marketable securities               --            --             202,012
   Asset rehabilitation fee                                  --            --             (52,066)
                                                      ---------     ---------           ---------

         Cash Flows Provided by Investing Activities         --            --             149,946
                                                      ---------     ---------           ---------


CASH FLOWS PROVIDED BY FINANCING
   ACTIVITIES:
   Proceeds from issuance of common stock                    --            --             139,368
   Proceeds from exercise of stock warrants                  --            --              98,000
                                                      ---------     ---------           ---------

       Cash Flows Provided by Financing Activities           --            --             237,368
                                                      ---------     ---------           ---------


NET CHANGE IN CASH AND CASH EQUIVALENTS                 (36,406)      (28,000)           (153,008)

CASH AND CASH EQUIVALENTS, beginning of period           40,582        68,582             157,184
                                                      ---------     ---------         -----------

CASH AND CASH EQUIVALENTS, end of period              $   4,176     $  40,582         $     4,176
                                                      =========     =========         ===========





           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================



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

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================



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

Recent Accounting Pronouncements
--------------------------------

Stock-Based Compensation - In December 2002, the FASB issued SFAS No. 148 (SFAS
148), Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment of SFAS No. 123. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value based method of accounting prescribed by APB No. 25. In addition, this Statement amends disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified Prospective method and Retroactive Restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The Company has reviewed SFAS No. 148 and its adoption did not have a material effect on the Company's financial statements.

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

Financial Instruments - In May 2003 the FASB issued SFAS No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

Variable Interest Entities - In January 2003, the FASB issued FIN No. 46 (FIN
46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not have any variable interest entities, and therefore, the adoption of FIN 46 did not have a material effect on the Company's financial statements.

Revenue Arrangements - In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple-Deliverables (EITF 00-21). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The adoption of EITF 00-21 did not have a material impact on the Company's financial statements.

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 2 - INCOME TAXES

As of April 30, 2004 the net deferred tax asset recorded and its approximate tax effect consists of the following:

Capitalized start-up costs                                     $       253,614
                                                               ---------------
                                                                       253,614
Less: valuation allowance                                             (253,614)
                                                               ---------------

Net deferred tax asset                                         $           --
                                                               ===============

As of April 30, 2004 a valuation allowance equal to the net deferred tax asset recognized has been recorded since management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

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


NOTE 4 - RENT EXPENSE

The Company leases office space for approximately $250 per month on a month-to-month basis. Rent expense for the years ended April 30, 2004 and 2003 was $3,000 per year.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         APPLIED MEDICAL DEVICES, INC.

Date: July 29, 2004               By:    /s/ Allan K. Lager
                                         -------------------------
                                         Allan K. Lager, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: July 29, 2004       By:   /s/ Allan K. Lager
                                -----------------------------------------
                                Allan K. Lager, President,
                                Chief Executive Officer, Chief Financial Officer
                                and Director


Date: July 29, 2004       By:  /s/ Kenneth E. Shearer
                               -----------------------------------------
                               Kenneth E. Shearer, Director



                                   Form 10KSB