Form 10QSB
period 2004-07-31
APPLIED MEDICAL DEVICES INC
filed 2004-09-09
CIK 312258

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________ TO __________

     Commission file number 0-9064


                          Applied Medical Devices, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                                   84-0789885
 ------------------------------            ----------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)


106 S. University Blvd. #14, Denver, CO                            80209
---------------------------------------                            -----
(Address of principal executive offices)                        (Zip Code)


            Registrant's telephone number,                    (303) 722-4008
                  including area code



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           X  Yes         No
                                                         -----      -----

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at August 24, 2004
     Common Stock, $.01 par value                        65,977,800



                                  Form 10-QSB
                                    1 of 10

                          Applied Medical Devices, Inc.
                                   Form 10-QSB

                                Table of Contents




Part I.  Financial Information.................................................3


Consolidated Balance Sheets as of July 31, 2004 and April 30, 2004.............4


Consolidated Statements of Operations for the three-month periods ended July 31, 2004, 2003 and Since Being a Development Stage Company.........5


Consolidated Statements of Cash Flows for the three-month periods ended
July 31, 2004, 2003 and Since Being a Development Stage Company................6


Management's Discussion and Analysis of Financial Condition
and Results of Operations..................................................7 & 8

Controls and Procedures....................................................8 & 9


Part II.  Other Information....................................................9


Signature Page................................................................10







                          Applied Medical Devices, Inc.


                                   Form 10-QSB
                                  Page 2 of 10

                                   Form 10-QSB

                                  July 31, 2004




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

In the opinion of management, the unaudited interim financial statements for the period ended July 31, 2004 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three months ended July 31, 2004 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the year ended April 30, 2004.







                          Applied Medical Devices, Inc.

                                   Form 10-QSB
                                  Page 3 of 10

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                                                      July 31,        April 30,
                                                        2004            2004
                                                    (Unaudited)

Assets
Current assets -
  Cash and cash equivalents                         $       816     $     4,176
  Prepaid expenses                                           --             250
                                                    -----------     -----------

Total Assets                                        $       816     $     4,426
                                                    ===========     ===========


Liabilities and Shareholders' Equity
Current liabilities -
  Accrued expenses                                  $     6,286     $       690

Shareholders' equity
  Common Stock - $.01 par value,
  75,000,000 shares authorized,
  issued and outstanding 65,977,800                 $   659,778     $   659,778
  Additional paid-in capital                          4,172,128       4,172,128
  Accumulated deficit                                (4,451,999)     (4,451,999)
  Deficit accumulated during the
    development stage                                  (385,377)       (376,171)
                                                    -----------     -----------

Total Shareholders' Equity                               (5,470)          3,736
                                                    -----------     -----------

Total Liabilities and Shareholder's Equity          $       816     $     4,426
                                                    ===========     ===========




          See accompanying notes to consolidated financial statements.




                          Applied Medical Devices, Inc.

                                   Form 10-QSB

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                          Since Being
                                          Three Months   Three Months      A Develop-
                                              Ended         Ended         ment Stage
                                          July 31, 2004  July 31, 2003       Company
                                          -------------  ------------- --------------

Expenses -
  General and Administrative              $      9,206    $    9,694   $      695,486
                                          ------------    ----------   --------------

Other income:
  Interest and dividend income                      --            47          143,614
  Gain from sale of
    marketable securities                           --            --          133,959
  Other                                             --            --           32,536
                                          ------------    ----------   --------------

Total other income                                  --            47          310,109
                                          ------------    ----------   --------------


Net Loss                                  $     (9,206)   $   (9,647)  $     (385,377)
                                          ============    ==========   ==============

Net loss per common share -
  basic and diluted                       $          *    $        *   $        (.01)
                                          ============    ==========   ==============


Weighted average number
  of common and common
  equivalent shares outstanding             65,977,800    65,977,800       65,977,800
                                          ============    ==========   ==============

*Less than $(.01)





          See accompanying notes to consolidated financial statements.



                         Applied Medical Devices, Inc.

                                   Form 10-QSB

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                      Three Months     Three Months     Since Being
                                                         ended            ended        A Development
                                                     July 31, 2004    July 31,2003     Stage Company
                                                     -------------    ------------     -------------
Operating Activities
  Net loss                                            $    (9,206)     $   (9,647)    $    (385,377)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities                   -               -          (133,959)
      Issuance of common stock for services                     -               -             7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                       -               -             4,903
      Accrued expenses                                      5,596           3,266           (36,824)
      Other                                                   250               -                10
                                                           ------        --------        ----------

Cash flows (used) in operating activities                  (3,360)         (6,381)         (543,682)
Investing activities:
  Proceeds from sale of marketable securities                   -               -           202,012
  Asset rehabilitation fee                                      -               -           (52,066)
                                                         --------        --------          --------

Cash flows provided by investing activities                     -               -           149,946
                                                         --------        --------           -------
Financing activities:
  Proceeds from issuance of common stock                        -               -           139,368
  Proceeds from exercise of stock warrants                      -               -            98,000
                                                         --------        --------           -------

Cash flows provided by financing activities                     -               -           237,368
                                                         --------        --------           -------

Net change in cash and cash equivalents                    (3,360)         (6,381)         (156,368)
Cash and cash equivalents,
beginning of period                                         4,176          40,582           157,184
                                                            -----          ------           -------

Cash and cash equivalents,end of period                  $    816         $34,201         $     816
                                                         ========         =======         =========

          See accompanying notes to consolidated financial statements.



                         Applied Medical Devices, Inc.

                                   Form 10-QSB
                                  Page 6 of 10

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

Item 2.

Management's Discussion and Analysis or Plan of Operation.
---------------------------------------------------------

The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended April 30, 2004.

The following review concerns the three-month periods ended July 31, 2004, and July 31, 2003, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.

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

At July 31, 2004, the Company had a working capital deficit of $5,470. Although the Company's projected administrative expenses are not substantial, the Company does not expect any revenues and must raise additional funds within the next twelve months to continue operations. The Company is considering possible means to achieve this goal and to improve its prospects for concluding an advantageous business opportunity.


                                   Form 10-QSB

Results of Operations Three Months Ended July 31, 2004 and July 31, 2003
------------------------------------------------------------------------

During the three months ended July 31, 2004, the Company had a net loss of approximately $9,200. The Company incurred general and administrative costs of approximately $9,200 and had no revenue during the three months ended July 31, 2004. During the three months ended July 31, 2003, the general and administrative costs were approximately $9,700 and the Company's revenue of $47 consisted solely of interest on cash and other money market instruments, resulting in a loss of approximately $9,600 for the period. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

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

In issuing an opinion on the Company's financial statements as of April 30, 2004, the Company's auditors issued a going concern opinion. These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Item 2, the Company is in the development stage. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                   Form 10-QSB
                                  Page 8 of 10

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

                                  July 31, 2004



                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                APPLIED MEDICAL DEVICES, INC.

Date:  September 8, 2004                    By:       /s/ Allan K. Lager
                                               -------------------------------
                                                   Allan K. Lager, President
                                                  and Chief Financial Officer











                                   Form 10-QSB
                                  Page 10 of 10