Form 10QSB
period 2004-10-31
APPLIED MEDICAL DEVICES INC
filed 2004-12-13
CIK 312258

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-9064


                          Applied Medical Devices, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



            Colorado                                    84-0789885
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


106 S. University Blvd. #14, Denver, CO                        80209
----------------------------------------                     --------
(Address of principal executive offices)                    (Zip Code)


            Registrant's telephone number,                (303) 722-4008
                  including area code



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             X  Yes         No
                                                           -----      -----

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at November 23, 2004
  Common Stock, $.01 par value                            65,977,800





                                  Form 10-QSB
                                    1 of 11

                          Applied Medical Devices, Inc.
                                   Form 10-QSB

                                Table of Contents




Part I.  Financial Information................................................3


Consolidated Balance Sheets as of October 31, 2004 and April 30, 2004.........4


Consolidated Statements of Operations for the three-month and six-month periods ended October 31, 2004 and 2003 and
Since Being a Development Stage Company.......................................5


Consolidated Statements of Cash Flows for the six-month periods ended
October 31, 2004 and 2003 and Since Being a Development Stage Company.........6


Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................7 & 8

Controls and Procedures...................................................8 & 9


Part II.  Other Information...................................................9


Signature Page...............................................................11

















                          Applied Medical Devices, Inc.

                                   Form 10-QSB
                                    2 of 11

                                   Form 10-QSB

                                October 31, 2004


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

In the opinion of management, the unaudited interim financial statements for the period ended October 31, 2004 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the six months ended October 31, 2004 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements for the year ended April 30, 2004.














                                   Form 10-QSB
                                     3 of 11




                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                                                           October 31,     April 30,
                                                              2004           2004
                                                           (Unaudited)

Assets
Current -
    Cash and cash equivalents                              $     9,316    $     4,176
    Prepaid Expenses                                                --            250
                                                           -----------    -----------

      Total Assets                                         $     9,316    $     4,426
                                                           ===========    ===========



Liabilities and Shareholders' Equity (Deficit)
Current liabilities -
    Accrued expenses                                       $     3,552    $       690
    Notes payable, related party                                20,000             --
                                                           -----------    -----------

       Total Liabilities                                        23,552            690

Shareholders' equity (deficit)
  Common Stock - $.01 par value,
  75,000,000 shares authorized,
  65,977,800 issued and outstanding                            659,778        659,778
  Additional paid-in capital                                 4,172,128      4,172,128
  Accumulated deficit                                       (4,451,999)    (4,451,999)
  Deficit accumulated during the
    development stage                                         (394,143)      (376,171)
                                                           -----------    -----------

       Total shareholders' equity (deficit)                    (14,236)         3,736
                                                           -----------    -----------

    Total Liabilities and Shareholders' Equity (Deficit)   $     9,316    $     4,426
                                                           ===========    ===========



See accompanying notes to consolidated financial statements.








                                  Form 10-QSB
                                    4 of 11


                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                       Three Months Ended                Six Months Ended          Since Being
                                           October 31,                      October 31,             A Develop-
                                           -----------                      -----------             ment Stage
                                      2004             2003            2004             2003         Company
                                      ----             ----            ----             ----         -------
Expenses -
  General and
     Administrative               $      8,766    $     12,443    $     17,972    $     22,137    $    704,252
--------------------------------------------------------------------------------------------------------------

Other income:
   Interest and dividend income             --              70              --             117         143,614
   Other                                    --              --              --              --          32,536
   Gain from sale of
         marketable securities              --              --              --              --         133,959
--------------------------------------------------------------------------------------------------------------
Total other income                          --              70              --             117         310,109
--------------------------------------------------------------------------------------------------------------

Net (Loss)                        $     (8,766)   $    (12,373)   $    (17,972)   $    (22,020)   $   (394,143)
==============================================================================================================

Basic and diluted
  (loss) per share                         nil             nil             nil             nil
==============================================================================================================

Weighted average number
  of common and common
  equivalent shares
  outstanding                       65,977,800      65,977,800      65,977,800      65,977,800
==============================================================================================================

See accompanying notes to consolidated financial statements.








                                  Form 10-QSB
                                    5 of 11



                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                        Six Months Ended
                                                           October 31,        Since Being
                                                           -----------       A Development
                                                        2004         2003    Stage Company
                                                        ----         ----    -------------

Operating Activities
  Net loss                                           $ (17,972)   $ (22,020)   $(394,143)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities               --           --     (133,959)
      Issuance of common stock for services                 --           --        7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                   --           --        4,903
      Accrued expenses                                   3,112       (1,615)     (39,308)
      Other                                                 --           --         (240)
                                                     ---------    ---------    ---------

Cash flows (used) in operating activities              (14,860)     (23,635)    (555,182)

Investing activities:
  Proceeds from sale of marketable securities               --           --      202,012
  Asset rehabilitation fee                                  --           --      (52,066)
                                                     ---------    ---------    ---------

Cash flows provided by investing activities                 --           --      149,946
                                                     ---------    ---------    ---------

Financing activities:
  Proceeds from issuance of common stock                    --           --      139,368
  Proceeds from exercise of stock warrants                  --           --       98,000
  Proceeds from notes payable, related party            20,000           --       20,000
                                                     ---------    ---------    ---------

Cash flows provided by financing activities             20,000           --      257,368
                                                     ---------    ---------    ---------


Net change in cash and cash equivalents                  5,140      (23,635)    (147,868)
Cash and cash equivalents,
beginning of period                                      4,176       40,582      157,184
                                                     ---------    ---------    ---------

Cash and cash equivalents, end of period             $   9,316    $  16,947    $   9,316
                                                     =========    =========    =========


See accompanying notes to consolidated financial statements.







                                  Form 10-QSB
                                    6 of 11

Notes to Consolidated Financial Statements
------------------------------------------

Note 1.  Corporate Activities
         --------------------

     a. The Company has filed a proxy to hold a special meeting of its shareholders on January 18, 2005 to authorize an amendment to the Company's Articles of Incorporation. The proposed Amendment to the Articles of Incorporation would revise the capital structure of the common stock to reflect the following; "The aggregate number of shares and the amount of the total authorized capital of said corporation shall consist of 750,000,000 shares of no par value common stock." The Board of Directors proposed the amendment based upon a belief that the change may assist the Company in future financing, although there can be no assurance that future financing will occur. Our Board of Directors believes that it is desirable to have additional authorized shares of common stock at no par value available for possible future financing, for possible acquisition transactions and other general corporate purposes. The Company has no current plans to use the additional authorized shares for a merger or a business combination. Having such additional authorized shares of common stock available for issuance in the future would provide us greater flexibility and allow such shares to be issued without the expense and delay of a special Shareholders' meeting, at that point. Although such issuance of additional shares with respect to future financing and acquisitions would dilute existing shareholders, management believes such transactions would increase the value of the Company to its shareholders. All of the expenses involved in preparing, assembling and mailing the proxy and all costs of soliciting proxies are being paid for by the Company. The Company estimates that such costs will total approximately $40,000 to $55,000. Due to the Company's current financial condition, it does not have sufficient capital to fund such costs and therefore will rely on additional funds from an outside party and the ability of the Company to obtain payment terms from certain service providers.

Note 2.  Notes Payable, Related Party
         ----------------------------

     a. During the period ended October 31, 2004, the Company received $20,000 from a related party under demand notes payable bearing interest at 10%, with the funds being used for a portion of the proxy solicitation expenses.



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

The following review concerns the six-month periods ended October 31, 2004, and 2003, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.




                                  Form 10-QSB
                                    7 of 11

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

Plan of Operation
-----------------

Applied Medical Devices, Inc. (the "Company") (a development stage company) was incorporated on February 5, 1979 under the laws of the State of Colorado to engage in the development and sale of medical devices and medical technology. The fiscal year end is April 30. In October 1986, the Company decided to discontinue its business operations and commenced disposing of its business assets. As of May 1, 1987, the Company had completed the disposition of its business operations. Since that time, the Company's operations have consisted of efforts to pursue other business opportunities and funding sources. Accordingly, the Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

The financial statements include the accounts of the Company and its inactive wholly owned subsidiary, Applied Medical, Inc. ("AMI"). All intercompany accounts and transactions have been eliminated.

The Company entered into two promissory notes with a related party, each in the amount of $10,000 during the period ended October 31, 2004. The notes bear interest at ten percent and are due on demand. The related party assists with managing the Company's affairs.

The Company has no significant equipment and has not engaged in any research or development activities during the past two fiscal years. At present, the Company employs one person, on a part-time basis. The Company does not expect any changes unless the Company determines to proceed with a business combination.

At October 31, 2004, the Company had a working capital deficit of $14,200. Although the Company's projected operating administrative expenses are not substantial, the Company does not expect any revenues and must raise additional funds within the next twelve months to continue operations and to provide the capital to fund the expenses of the proxy solicitation currently in process. The Company is considering possible means to achieve this goal and to improve its prospects for concluding an advantageous business opportunity.

Results of Operations Six Months Ended October 31, 2004 and October 31, 2003
----------------------------------------------------------------------------

During the six months ended October 31, 2004, the Company had a net loss of approximately $18,000. The Company incurred general and administrative costs of approximately $18,000 and had no revenue during the six months ended October 31, 2004.

During the six months ended October 31, 2003, the Company had a net loss of approximately $22,000. The Company incurred general and administrative costs of approximately $22,100. The Company's revenues consisted solely of interest on cash and other money market instruments.




                                  Form 10-QSB
                                    8 of 11

As stated on the accompanying consolidated statements of cash flows, the only significant adjustment between the net loss and net change in cash was from proceeds from a related party of $20,000.

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





                                  Form 10-QSB

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

     31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)   Reports on Form 8-K. None.
















                                  Form 10-QSB

                          Applied Medical Devices, Inc.

                                   Form 10-QSB

                                October 31, 2004



                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               APPLIED MEDICAL DEVICES, INC.

Date:  December 10, 2004                     By:  /s/ Allan K. Lager
                                                -------------------------------
                                                  Allan K. Lager, President
                                                  and Chief Financial Officer











                                  Form 10-QSB