Form 10QSB
period 2005-01-31
APPLIED MEDICAL DEVICES INC
filed 2005-03-15
CIK 312258

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-9064


                          Applied Medical Devices, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Colorado                                    84-0789885
  ------------------------------             ----------------------------------
 (State or other jurisdiction of            (IRS Employer Identification Number)
  incorporation or organization)


106 S. University Blvd. #14, Denver, CO                                 80209
---------------------------------------                               --------
(Address of principal executive offices)                             (Zip Code)

      Registrant's telephone number,                         (303) 722-4008
            including area code



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            X  Yes         No
                                                          -----      -----

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at March 14, 2005
      Common Stock, No par value                        340,977,800





                                  Form 10-QSB
                                    1 of 12

                          Applied Medical Devices, Inc.
                                   Form 10-QSB

                                Table of Contents




Part I.  Financial Information.................................................3


Consolidated Balance Sheets as of January 31, 2005 and April 30, 2004..........4


Consolidated Statements of Operations for the three-month and nine-month periods ended January 31, 2005 and 2004 and
Since Being a Development Stage Company........................................5


Consolidated Statements of Cash Flows for the nine-month periods ended
January 31, 2005 and 2004 and Since Being a Development Stage Company..........6


Notes to Condensed Consolidated Financial Statements...........................7


Management's Discussion and Analysis or Plan of Operation ..................7-10


Controls and Procedures.......................................................10


Part II.  Other Information...................................................11


Signature Page................................................................12










                                  Form 10-QSB
                                  Page 2 of 12

                          Applied Medical Devices, Inc.

                                   Form 10-QSB

                                January 31, 2005




                          Part I. Financial Information



Item I.  Financial Statements
-----------------------------

The accompanying financial statements of Applied Medical Devices, Inc. (the "Company") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at January 31, 2005, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2004. The results of operations for the period ended January 31, 2005 are not necessarily an indication of operating results for the full year.











                                  Form 10-QSB
                                  Page 3 of 12



                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                                                            January 31,    April 30,
                                                               2005          2004
                                                            (Unaudited)
Assets
Current -
    Cash and cash equivalents                              $     1,107    $     4,176
    Prepaid Expenses                                                --            250
                                                           -----------    -----------

      Total Assets                                         $     1,107    $     4,426
                                                           ===========    ===========



Liabilities and Shareholders' Equity (Deficit)
Current liabilities -
    Accrued expenses                                       $     2,993    $       690
    Notes payable, related party                                35,000             --
                                                           -----------    -----------

       Total Liabilities                                        37,993            690

Shareholders' equity (deficit)
  Common Stock - No par value,
  750,000,000 shares authorized,
  65,977,800 issued and outstanding                          4,831,906      4,831,906


  Accumulated deficit                                       (4,451,999)    (4,451,999)
  (Deficit) accumulated during the

    development stage                                         (416,793)      (376,171)
                                                           -----------    -----------

       Total shareholders' equity (deficit)                    (36,886)         3,736
                                                           -----------    -----------

    Total Liabilities and Shareholders' Equity (Deficit)   $     1,107    $     4,426
                                                           ===========    ===========

See accompanying notes to condensed consolidated financial statements.





                                  Form 10-QSB
                                  Page 4 of 12


                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                        Three Months Ended               Nine Months Ended          Since Being
                                            January 31,                     January 31,             A Develop-
                                            -----------                     -----------             ment Stage
                                      2005             2004            2005            2004          Company
                                      ----             ----            ----            ----          -------
Expenses -
  General and
     Administrative               $     22,650    $      6,910    $     40,622    $     29,047    $    726,902
                                  ------------    ------------    ------------    ------------    ------------

Other income:
   Interest and dividend income             --              19              --             136         143,614
   Other                                    --              --              --              --          32,536
   Gain from sale of
         marketable securities              --              --              --              --         133,959
                                  ------------    ------------    ------------    ------------    ------------
Total other income                          --              19              --             136         310,109
                                  ------------    ------------    ------------    ------------    ------------

Net (Loss)                        $    (22,650)   $     (6,891)   $    (40,622)   $    (28,911)   $   (416,793)
                                  ============    ============    ============    ============    ============

Basic and diluted
  (loss) per share                         nil             nil             nil             nil
                                  ============    ============    ============    ============

Weighted average number
  of common and common
  equivalent shares
  outstanding                       65,977,800      65,977,800      65,977,800      65,977,800
                                  ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements.





                                   Form 10-QSB
                                   Page 5 of 12




                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                        Nine Months Ended
                                                           January 31,        Since Being
                                                           -----------       A Development
                                                        2005         2004    Stage Company
                                                        ----         ----    -------------
Operating Activities:

  Net (loss)                                         $ (40,622)   $ (28,911)   $(416,793)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities               --           --     (133,959)
      Issuance of common stock for services                 --           --        7,565
      Changes in operating assets and liabilities:
      Accounts receivable                                   --           --        4,903
      Accrued expenses                                   2,303       (1,744)     (40,117)
      Other                                                250           --           10
                                                     ---------    ---------    ---------

Cash flows (used in) operating activities              (38,069)     (30,655)    (578,391)

Investing activities:
  Proceeds from sale of marketable securities               --           --      202,012
  Asset rehabilitation fee                                  --           --      (52,066)
                                                     ---------    ---------    ---------

Cash flows provided by investing activities                 --           --      149,946
                                                     ---------    ---------    ---------

Financing activities:
  Proceeds from issuance of common stock                    --           --      139,368
  Proceeds from exercise of stock warrants                  --           --       98,000
  Proceeds from notes payable, related party            35,000           --       35,000
                                                     ---------    ---------    ---------

Cash flows provided by financing activities             35,000           --      272,368
                                                     ---------    ---------    ---------

Net change in cash and cash equivalents                 (3,069)     (30,655)    (156,077)
Cash and cash equivalents,
beginning of period                                      4,176       40,582      157,184
                                                     ---------    ---------    ---------

Cash and cash equivalents, end of period             $   1,107    $   9,927    $   1,107
                                                     =========    =========    =========

See accompanying notes to condensed consolidated financial statements.





                                  Form 10-QSB

Notes to Condensed Consolidated Financial Statements
----------------------------------------------------

Note 1.  Corporate Activities
-----------------------------

On January 18, 2005, at a special meeting of its shareholders, an amendment to the Company's Articles of Incorporation was approved to increase the total number of authorized shares to 750,000,000 shares of no par value stock. As a result of this change all information in these financial statements has been retroactively restated to reflect these changes.

Note 2.  Notes Payable, Related Party
-------------------------------------

 During the nine-month period ended January 31, 2005, the Company received $35,000 from a related party under demand notes payable bearing interest at 8%, with the funds being used for corporate expenses. These notes were repaid in February 2005 with accrued interest of $921.

Note 3.  Stock Option Plan
--------------------------

At a meeting held in January 2005 the Company's Board of Directors approved the establishment of a stock option plan for officers, directors, employees and consultants (the "Plan") providing for grants of "incentive stock options" and "non-qualified stock options". The plan reserves 50,000,000 shares of common stock for issuance under the Plan, which will be administered by the Board of Directors. Options, vesting after six months, to acquire 11,000,000 shares, were also granted to each of the three directors, exercisable at $.0009091 per share.


Note 4.  Subsequent Event
-------------------------

On March 4, 2005 the Company completed a private sale of 275,000,000 shares of its common stock for total cash consideration of $250,000. The sale of the common shares amounted to a change in control of the Company as the newly issued shares constitute approximately 81% of the total ownership of the Company. Proceeds raised in the offering will be used for working capital.

Item 2.

Management's Discussion and Analysis or Plan of Operation.
---------------------------------------------------------

The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the Company's Form 10-KSB, including the audited financial statements of the Company, and notes thereto, for the year ended April 30, 2004.

The following review concerns the nine-month periods ended January 31, 2005, and 2004, which should be read in conjunction with the financial statements and notes thereto presented in this Form 10-QSB.



                                  Form 10-QSB
                                  Page 7 of 12

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

The Company entered into four promissory notes with a related party, totalling $35,000 during the nine-month period ended January 31, 2005. The notes bear interest at eight percent and are due on demand. The related party assists with managing the Company's affairs.

The Company has no significant equipment and has not engaged in any research or development activities during the past two fiscal years. At present, the Company employs one person, on a part-time basis. The Company does not expect any changes unless the Company determines to proceed with a business combination.

At January 31, 2005, the Company had a working capital deficit of $36,900. Although the Company's projected operating administrative expenses are not substantial, the Company does not expect any revenues and must raise additional funds within the upcoming months to continue operations and to provide working capital. The Company is considering possible means to achieve this goal and reviewing its prospects for concluding an advantageous business opportunity.

On March 4, 2005 the Company completed a private sale of 275,000,000 shares of its common stock for total cash consideration of $250,000. The sale of the common shares amounted to a change in control of the Company as the newly issued shares constitute approximately 81% of the total ownership of the Company. Proceeds raised in the offering will be used for working capital.


Results of Operations Nine Months Ended January 31, 2005 and January 31, 2004
-----------------------------------------------------------------------------

During the nine months ended January 31, 2005, the Company had a net loss of approximately $40,600. The Company incurred general and administrative costs of approximately $40,600 and had no revenue during the nine months ended January 31, 2005.


                                  Form 10-QSB
                                  Page 8 of 12

During the nine months ended January 31, 2004, the Company had a net loss of approximately $28,900. The Company incurred general and administrative costs of approximately $29,000. The Company's revenues totaled $100, which consisted solely of interest on cash and other money market instruments.

As stated on the accompanying consolidated statements of cash flows, the only significant adjustment between the net loss and net change in cash was from proceeds from a related party of $35,000.

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

    CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

Certain statements in Management's Discussion and Analysis or Plan of Operation and other portions of this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. These statements relate to future events or the Company's future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or its industry to be materially different from those expressed or implied by any forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or other comparable terminology. Please see the "Cautionary Note Regarding Forward-Looking Statements" in the Company's Form 10-KSB for the year ended April 30, 2004 for a discussion of certain important factors that relate to forward-looking statements contained in this report. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



                                  Form 10-QSB
                                  Page 9 of 12

Item 3.

Controls and Procedures
-----------------------

        Evaluation of Controls and Procedures
        -------------------------------------

The Company's President and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"). Based on that review and evaluation, the President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company in a timely manner, particularly during the period in which this quarterly report on Form 10-QSB was being prepared, and that no changes are required at this time.









                                  Form 10-QSB

                           Part II. Other Information

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 18, 2005 an amendment to the Company's Articles of Incorporation was approved by the shareholders, increasing the number of shares of authorized common stock to 750,000,000 shares of no par common stock.

         On March 4, 2005, the Registrant completed a private sale of 275,000,000 unregistered common shares of the Company. The common shares were sold to approximately twenty accredited investors none of whom previously owned over 5% of the Company. All of the proceeds consisted of cash and the source of funds was private funds of the individual investors. One investor, Greg Pusey and family members acquired a 24.2% interest in the Company through the offering. Certain of the investors comprising less than 10% of the invested total, are also members of the Registrant's Board of Directors. There were no arrangements or understandings among such members with respect to election of directors or other matters. This sale of common shares amounted to a change in control of the Registrant, whereby the newly issued shares constitute approximately 81% of the ownership of the Company. The Company received cash consideration of $250,000 for the common shares.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Special Meeting of the Shareholders of the Company was held on January 18, 2005. An amendment to the Company's Articles of Incorporation was approved increasing the authorized shares to 750,000,000 of no par common stock, with 45,319,982 shares voted for, 1,529,062 shares voted against and 358,377 shares voted to abstain.



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

         No.       Description

         31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 CEO and CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K.

     On March 4, 2005 a Form 8-K was filed, reporting under Items 3.02, 5.01 and 8.01, the completion of a $250,000 private placement of common shares.




                                  Form 10-QSB
                                 Page 11 of 12

                          Applied Medical Devices, Inc.

                                   Form 10-QSB

                                January 31, 2005






                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 APPLIED MEDICAL DEVICES, INC.

Date:  March 15, 2005                        By:      /s/ Allan K. Lager
                                                ------------------------------
                                                  Allan K. Lager, President
                                                  and Chief Financial Officer







                                  Form 10-QSB