Form 10KSB
period 2005-04-30
APPLIED MEDICAL DEVICES INC
filed 2005-07-29
CIK 312258

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2005
Commission file number 0-9064


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

                           Common Stock, No Par Value
                           --------------------------

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]



                                   Form 10-KSB
                                  Page 1 of 14

The issuer had no revenue in its most recent fiscal year.

The aggregate market value of the voting stock held by non-affiliates was $152,000 based upon the bid price of the stock on July 20, 2005 of $.0023. However, trading in the stock is limited and sporadic. See Item 5.

The number of shares of the Registrant's no par value common stock outstanding as of July 20, 2005 was 340,977,800.

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





                                   Form 10-KSB
                                  Page 2 of 14

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


                                   Form 10-KSB
                                  Page 3 of 14

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






                                   Form 10-KSB
                                  Page 4 of 14

                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.
        ------------------------------------------------------------------

     The Company's no par value common stock is traded in the over-the-counter market. Trading in the Company's stock is believed to be sporadic. Moreover, the Company's stock is not traded on any exchange or on NASDAQ, but instead trades on the Electronic Bulletin Board under the symbol AMDI. Accordingly, although the quotations set forth below have been obtained from sources believed to be reliable, there can be no assurance that they accurately reflect the trading markets. The range of high and low bid quotations for the market price for each quarterly period during the two most recent fiscal years is set forth below:

                  Quarter Ended                High Bid      Low Bid
                  -------------                --------      -------
                  April 30, 2005                $.010         $.003
                  January 31, 2005              $.009         $.005
                  October 31, 2004              $.010         $.004
                  July 31, 2004                 $.008         $.004
                  April 30, 2004                $.010         $.007
                  January 31, 2004              $.014         $.007
                  October 31, 2003              $.027         $.010
                  July 31, 2003                 $.015         $.003

The quotations for the Company's common stock reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

At June 30, 2005, the approximate number of holders of record of the Company's common stock was 9,705. The Company has not paid any cash dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation.
        ---------------------------------------------------------

Plan of Operation.
------------------

The Company generated no revenue and had expenses of approximately $65,700 in the year ended April 30, 2005. Total assets, which increased from $4,400 to $188,600, consisted of cash. The increase in assets was due to the sale of 275,000,000 shares of common stock which generated $250,000.


                                   Form 10-KSB
                                  Page 5 of 14

Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------

Fiscal Years Ended April 30, 2005 and April 30, 2004.
-----------------------------------------------------

During the fiscal year ended April 30, 2005, the Company had a net loss of approximately $65,700. The Company incurred general and administrative costs of approximately $65,700 in fiscal 2005. Accounting and legal costs accounted for $23,200.

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

Income Taxes And Net Operating Losses
-------------------------------------

As discussed in Note 2 in the accompanying consolidated financial statement, the Company has a deferred tax asset of $278,000 arising from capitalized start-up costs. The deferred tax asset has been fully offset by a valuation allowance as management has determined that it is more likely than not that such tax benefits will not be realized.

CRITICAL ACCOUNTING POLICIES
----------------------------

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of financial statements and the revenues recognized and expenses incurred during the reporting period. Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. The Company evaluates the reasonableness of these estimates and assumptions as part of the process of preparing its financial statements based upon a combination of historical information and other information that comes to our attention that may vary our outlook for the future. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies follows:


                                   Form 10-KSB
                                  Page 6 of 14

Deferred Income Taxes
---------------------

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If the tax law or rates changes in the future it could impact the amount available loss carry forwards and \ or the recorded deferred tax amounts. A valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Stock-based Compensation
------------------------

In December 2004, the FASB issued SFAS No. 123 (R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123 (R), will be effective for AMDI the quarterly reporting period beginning February 1, 2006. We are evaluating the provisions of this standard. Historically, we have not issued a significant number of options that would be impacted by this standard. As of April 30, 2005 we have a total of 33,000,000 options outstanding. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on our financial position and results of operations.

Recent Accounting Pronouncements
--------------------------------

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of the standard. Depending upon the amount of and terms for options that are granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.



                                   Form 10-KSB
                                  Page 7 of 14

     In December 2003, the FASB issued SFAS Interpretation 46R ("FIN 46R"), a revision to SFAS Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provision of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The Company does not have any variable interest entities, and therefore the adoption of FIN 46 and FIN 46R did not have an impact on the Company's financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The Company has adopted the applicable provisions of SFAS No. 150. Management believes if the deferred provisions are finalized in their current form, the adoption of these provisions will not have a material impact on the Company's operations or financial condition.



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


                                   Form 10-KSB
                                  Page 8 of 14

     (b)  Changes in Internal Controls

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                                    PART III

Item 10. Directors and Executive Officers.
         --------------------------------

                            Date First
                              Elected             Principal Occupation
Name                  Age     Director              and Employment

Allan K. Lager         62      1989      Mr. Lager has been an automotive
                                         consultant since 1988. From 1978 to
                                         1988, he was President and Director
                                         of Storz, Inc., a firm involved in
                                         the sales and service of Porsche
                                         automobiles.   Mr. Lager became
                                         President and Director of the
                                         Company in April 1989.

Kenneth E. Shearer     60    1988        Since 1990, Mr. Shearer has been a
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

Jeffrey G. McGonegal   53      2004      Director.  Mr.  McGonegal  has
                                         served as Senior Vice President-Finance
                                         of Advanced  Nutraceuticals,  Inc.
                                         since  February  2000.  Since 2000
                                         Mr.  McGonegal has served as Senior
                                         Vice  President-Finance,  Secretary
                                         and Director of Cambridge  Holdings
                                         Ltd.  Since 2003 Mr.  McGonegal  has
                                         also  served  as Chief  Financial
                                         Officer  for  A4S  Security,  Inc.
                                         Since  1997,  Mr. McGonegal  has
                                         also  served as  Managing  Director
                                         of McGonegal  and Co., a company
                                         engaged  in  providing accounting
                                         and business  consulting  services.
                                         From 1974 to 1997,  Mr.  McGonegal
                                         was an accountant  with BDO  Seidman
                                         LLP.  While at BDO  Seidman,  LLP,
                                         Mr. McGonegal  served as managing
                                         partner of the Denver, Colorado
                                         office.  Mr.  McGonegal  is a member
                                         of the board  of  directors  of The
                                         Rockies  Venture  Club, Inc.  He
                                         received  a BA  degree in
                                         accounting  from Florida State
                                         University.


                                   Form 10-KSB
                                  Page 9 of 14

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

Based solely upon a review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended April 30, 2005.

Item 11. Executive Compensation.
         ----------------------

     (a) Cash Compensation. The following sets forth cash compensation paid by the Company during the fiscal year ended April 30, 2005 to executive officers as a group. No officer received more than $100,000 during the fiscal year.

     Mr. Lager receives a salary of $200 per month ($2,400 annually) for serving as president of the Company. Mr. Lager's salary was $2,400 for the fiscal years ended April 30, 2005 and 2004. No compensation, cash or otherwise was paid to any other members of the board of directors in the last three years. Accordingly, the Summary Compensation Table has been omitted.



                                   Form 10-KSB
                                  Page 10 of 14

     (b) Option SAR Grants Table; Aggregated Option/SAR Exercise and Fiscal Year End Option/SAR Table; Aggregated Option/SAR Exercised in Last Fiscal Year and Fiscal Year End Option/SAR Values; Term Incentive Plan Awards Table.

2005 STOCK OPTION PLAN. In January 2005, the Board of Directors of the Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan was approved by the Company's directors. A shareholder vote is planned within a year from the date of the plan. The purpose of the 2005 Plan is to promote the interests of the Company and its shareholders by:

     o    Attracting, retaining and motivating key personnel;
     o Providing participants a significant stake in the performance of the Company;
     o Providing an opportunity for participants to increase their holdings of the Company's common stock.

The 2005 Plan shall be administered by the Board of Directors (the "Board") until the Board establishes a Compensation Committee of the Board (the "Committee") which will be an executive committee of the Board, consisting of not less than three (3) members of the Board, at least two of whom are not executive officers or salaried employees of the Company. The Board has the authority to select employees and consultants to receive awards, to determine the number of shares of common stock covered by awards, and to set the terms and conditions of awards. The Board has the authority to establish rules for the administration of the 2005 Plan, and its determinations and interpretations are binding.

Any employee or officer (including executive officers) of the Company or any of its subsidiaries will be eligible for a stock option grant under the 2005 Plan if selected by the Board. Any consultant to the Company, including directors, will also be eligible to receive option grants under the 2005 Plan if authorized by the Board.

The 2005 Plan as adopted authorizes the grant of options to purchase up to 50,000,000 shares of the Company's common stock.

The 2005 Plan was designed to permit the Board to grant stock options that qualify as "incentive stock options" or nonstatutory options under the Internal Revenue Code.

Certain corporate transactions or events such as stock splits, recapitalizations, spin-offs, mergers, etc. may directly affect the number of outstanding shares and/or the value of the outstanding common stock. If such transactions occur, the Board may adjust the number of shares that may be granted under the 2005 Plan, as well as the limits on individual option grants. The Board may adjust the number of shares and the exercise price under outstanding options, and may make other adjustments, which are thought to be in the best interest of the Company.


                                   Form 10-KSB
                                  Page 11 of 14

Options granted under the 2005 Plan may not be transferred except by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order or the Employee Retirement Income Security Act. The Board may amend or terminate the 2005 Plan at any time. No amendments may be made without the approval of the Company's shareholders to the extent such approval is required by law or agreement.

(b) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                          Shares            Number of Shares          Value of Unexercised
                         Received          Underlying Unexer-             In-The-Money
     Name              Upon exercise          cised Options        Options at 4/30/05 ($) (1)
     ----              -------------          -------------        --------------------------
     Al Lager               -0-               11,000,000                      $25,300
     Kenneth Shearer        -0-               11,000,000                      $25,300
     Jeff McGonegal         -0-               11,000,000                      $25,300

     (1) Calculated based on the bid price of the Company's common stock on that date.

       Item 12. Security Ownership of Certain Beneficial Owners and Management. The following table sets forth ownership as of July 20, 2005 of the issued and outstanding shares of the Company's no par value common stock held by each director, individually, and all officers and directors as a group, and all persons who own five percent or more of the outstanding shares of the Company's common stock. The Company has only one class of capital stock, its no par value common stock.

                                                      Number of       Percent of
Beneficial Owner                                       Shares            Class
----------------                                       ------            -----

Al Lager                                             22,000,000          6.44%
1040 S. Franklin Street
Denver, CO 80209 (1)

Kenneth Shearer                                      11,000,000          3.22%
1175 Emerson #208
Denver, CO 80218 (1)

Jeffrey G. McGonegal                                 27,500,000          8.1%
1905 W. Valley Vista Drive
Castle Rock, CO 80109 (1)

All officers and directors as a                      60,500,000          17.8%
group (3 persons)


                                   Form 10-KSB
                                  Page 12 of 14

Gregory Pusey                                        38,500,000          11.3%
106 S. University Blvd. #14
Denver, CO 80209

Jill Pusey (2)                                       38,500,000          11.3%
106 S. University Blvd. #14
Denver, CO 80209

Carolyn Bell (3)                                     22,000,000          6.44%
3200 Cherry Creek Drive South, Suite 430
Denver, CO 80209

     (1) Includes options that are currently exercisable to purchase 11,000,000 shares that have been granted under the 2005 Plan.

     (2)  Includes 5,500,000 shares owned as custodian for her minor daughter.

     (3)  Includes 5,500,000 shares owned as custodian for her minor children.

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


                                   Form 10-KSB
                                  Page 13 of 14

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         APPLIED MEDICAL DEVICES, INC.

Date: July 29, 2005                      By: /s/ Allan K. Lager
                                             -------------------------
                                             Allan K. Lager, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 29, 2005                      By: /s/ Allan K. Lager
                                             -----------------------
                                             Allan K. Lager,
                                             President, Chief
                                             Executive Officer,
                                             Chief Financial Officer
                                             and Director


Date: July 29, 2005                      By: /s/ Kenneth E. Shearer
                                             -----------------------
                                             Kenneth E. Shearer, Director


Date: July 29, 2005                      By: /s/ Jeffrey G. McGonegal
                                             ------------------------
                                             Jeffrey G. McGonegal, Director








                                   Form 10-KSB
                                  Page 14 of 14

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                   FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page

Report of Independent Registered Public Accounting Firm                F-2

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Applied Medical Devices, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Applied Medical Devices, Inc. and subsidiary (a development stage company) as of April 30, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period then ended and for the period from inception of the development stage (May 1, 1987) to April 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Medical Devices, Inc. and subsidiary at April 30, 2005 and the results of their operations and their cash flows for each of the years in the two year period then ended and for the period from inception of the development stage (May 1, 1987) to April 30, 2005, in conformity with generally accepted accounting principles in the United States of America.


/s/ AJ. ROBBINS, PC
-------------------
AJ. ROBBINS, PC
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
June 29, 2005

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2005





                                     ASSETS

CURRENT ASSETS:
  Cash                                                              $   188,648
                                                                    -----------

                                                                    $   188,648
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses                                                  $       640
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common Stock, no par value,
        750,000,000 shares authorized,
        340,977,800 issued and outstanding                            5,081,906
  Accumulated deficit                                                (4,451,999)
  Deficit accumulated during the development stage                     (441,899)
                                                                    -----------

Total Stockholders' Equity                                              188,008
                                                                    -----------

                                                                    $   188,648
                                                                    ===========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                For the Period
                                                                                  from May 1,
                                                                               1987 (Inception
                                                                                    of the
                                                                                 Development
                                                                                  Stage) to
                                                 For the Years Ended April 30,     April 30,
                                                   2005               2004           2005
                                                -------------    -------------  --------------
EXPENSES:
   General and administrative                   $      65,728    $     35,200   $      752,008
                                                -------------    ------------   --------------



OTHER INCOME:
   Interest income                                         --               1          142,042
   Dividend income                                         --             142            1,572
   Gain from sale of marketable securities                 --              --          133,959
   Other                                                   --              --           32,536
                                                -------------    ------------   --------------

         Total Other Income                                --             143          310,109
                                                -------------    ------------   --------------



NET LOSS                                        $     (65,728)   $    (35,057)  $     (441,899)
                                                =============    ============   ==============



NET LOSS PER COMMON SHARE -
      BASIC AND DILUTED                         $           *    $        *     $        (.01)
                                                =============    ============   ==============



Weighted Average Number of Common
   Shares Outstanding                             111,811,000      65,977,800       65,977,800
                                                =============    ============   ==============



* - Less than $.01

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ==========================================================


                                                                                     Deficit
                                                                                   Accumulated
                                  Common Stock         Additional                  During the                    Total
                            ------------------------     Paid-in     Accumulated   Development    Treasury    Stockholders'
                              Shares        Amount       Capital       Deficit       Stage          Stock        Equity
                            ----------   -----------   -----------   ------------ ------------   -----------   -----------

Balance, May 1, 1987        43,256,994   $   432,570   $ 4,389,342   $(4,451,999)  $        --   $   234,949   $   604,862
 Common stock issued
  for services at $.00558
  per share                  1,357,473        13,575        (6,000)           --            --            --         7,575

 Retirement of treasury
  stock at $.149808
  per share                 (3,136,667)      (31,367)     (203,582)           --            --      (234,949)     (469,898)

 Issuance of common
  stock and warrants at
  $.0094808 per share
  pursuant to public
  offering                  14,700,000       147,000        (7,632)           --            --            --       139,368

 Exercise of stock
  purchase warrant at
  $.01 per share             9,800,000        98,000            --            --            --            --        98,000

 Net loss for the periods           --            --            --            --      (341,114)           --      (341,114)
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance, April 30, 2003     65,977,800       659,778     4,172,128    (4,451,999)     (341,114)           --        38,793

  Net loss for the year             --            --            --            --       (35,057)           --       (35,057)
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance, April 30, 2004     65,977,800       659,778     4,172,128    (4,451,999)     (376,171)           --         3,736
  Net loss for the year             --            --            --            --       (65,728)           --       (65,728)
  Conversion of common
  stock to "No Par" value                  4,172,128    (4,172,128)                                                     --
  Issuance of common
  stock at $.0009 per
  share pursuant to
  private offering         275,000,000       250,000            --            --            --            --       250,000
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance, April 30, 2005    340,977,800   $ 5,081,906   $        --   $(4,451,999)  $  (441,899)  $        --   $   188,008
                           ===========   ===========   ===========   ===========   ===========   =========     ===========






          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        For the Period
                                                                                          from May 1,
                                                                                       1987 (Inception
                                                                                            of the
                                                                                         Development
                                                                                          Stage) to
                                                       For the Years Ended April 30,      April 30,
                                                           2005            2004             2005
                                                       ------------    ------------      -----------

CASH FLOWS PROVIDED (USED) BY  OPERATING ACTIVITIES:
   Net loss                                            $    (65,728)   $    (35,057)     $  (441,899)
   Adjustments to reconcile net loss to net cash
     used by operations:
   Gain from sale of marketable securities                       --              --         (133,959)
   Issuance of common stock for services                         --              --            7,565
   Changes in:
       Accounts receivable                                       --              --            4,903
       Prepaid expenses                                         250            (250)              --
       Accrued expenses                                         (50)         (1,099)         (42,470)
       Other                                                     --              --               10
                                                       ------------    ------------    -------------

         Cash Flows (Used) by Operating  Activities         (65,528)        (36,406)        (605,850)
                                                       ------------    ------------    -------------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
   Proceeds from sale of marketable securities                   --              --          202,012
   Asset rehabilitation fee                                      --              --          (52,066)
                                                       ------------    ------------    -------------

         Cash Flows Provided by Investing Activities             --              --          149,946
                                                       ------------    ------------    -------------


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                   250,000              --          389,368
   Proceeds from exercise of stock warrants                      --              --           98,000
   Proceeds from issuance of debt from related party         35,000              --           35,000
   Repayment of debt to related party                       (35,000)             --          (35,000)
                                                       ------------    ------------    -------------

         Cash Flows Provided by Financing Activities        250,000              --          487,368
                                                       ------------    ------------    -------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                     184,472         (36,406)          31,464

CASH AND CASH EQUIVALENTS, beginning of period                4,176          40,582          157,184
                                                       ------------    ------------    -------------

CASH AND CASH EQUIVALENTS, end of period               $    188,648    $      4,176      $   188,648
                                                       ============    ============    =============



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

Going Concern and Plan of Operation
-----------------------------------
The Company's financial statements had been presented on the basis that it is a going concern in the previous year. During 2005 the Company secured significant cash proceeds from the sales of its common stock, which should provide adequate reserves to pay for operating expenses within the next 12 months.


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

Income Taxes
------------
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(cont).

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

Recent Accounting Pronouncements
--------------------------------

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company is evaluating the provisions of the standard. Depending upon the amount of and terms for options that are granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

     In December 2003, the FASB issued SFAS Interpretation 46R ("FIN 46R"), a revision to SFAS Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provision of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The Company does not have any variable interest entities, and therefore the adoption of FIN 46 and FIN 46R did not have an impact on the Company's financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations of the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(cont).

financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The Company has adopted the applicable provisions of SFAS No. 150. Management believes if the deferred provisions are finalized in their current form, the adoption of these provisions will not have a material impact on the Company's operations or financial condition.



NOTE 2 - INCOME TAXES

As of April 30, 2005 the net deferred tax asset recorded and its approximate tax effect consists of the following:

Capitalized start-up costs                                 $    278,131
                                                           ------------
                                                                278,131
Less: valuation allowance                                      (278,131)
                                                           ------------

Net deferred tax asset                                     $         --
                                                           ============

As of April 30, 2005 a valuation allowance equal to the net deferred tax asset recognized has been recorded since management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

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


NOTE 4 - STOCK OPTIONS

2005 Stock Option Plan

In January 2005, the Board of Directors of the Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan was approved by the Company's directors. A shareholder vote is planned within a year from the date of the plan. The 2005 Plan as adopted authorizes the grant of options to purchase up to 50,000,000 shares of the Company's common stock.

A summary of the Company's stock option plan, outstanding options and changes during the year is presented below:

                                                        2005
                                              ------------------------
                                                             Weighted
                                                             Average
                                                             Exercise
                                              Shares         Price

      Outstanding, beginning of year                  --     $       --
                                              ----------     ----------

           Granted                            33,000,000     $.00090913
           Expired/Forfeited                          --             --
           Exercised                                  --             --
                                              -----------    ----------

      Outstanding, end of year                33,000,000     $.00090913
                                              ==========     ==========

      Options exercisable, end of year        33,000,000     $.00090913
                                              ==========     ==========


Pro Forma Stock Option Compensation

FASB Statement 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with fair value based methods prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model. There were 33,000,000 options granted during the year ended April 30, 2005. The fair values of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: expected dividend yield 0%; expected stock volatility 125%; risk free interest rate 4.5% and expected life of 3 years. If the Company had applied the fair value recognition provisions of SFAS 123, to its stock-based employee plan, the net loss of $(65,728), as reported would have reflected a stock-based employee compensation expense determined under fair value based method for awards granted of $(18,700), resulting in a pro forma net loss of $(84,028). The pro forma amount would not have changed the net loss per share. Amounts in 2004 would not have been affected since no options were granted in 2004.

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================



NOTE 4 - RENT EXPENSE

The Company leases office space for approximately $250 per month on a month-to-month basis. Rent expense for the years ended April 30, 2005 and 2004 was $3,000 per year.

NOTE 5 - NOTES PAYABLE, RELATED PARTY

During the year ended April 30, 2005, the Company received $35,000 from a related party under demand notes payable bearing interest at 8%, with the funds being used for corporate expenses. These notes were repaid in February 2005 with interest of $1,151.