Form 10QSB
period 2005-10-31
APPLIED MEDICAL DEVICES INC
filed 2005-12-07
CIK 312258

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

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
                                                            X  Yes         No
                                                          -----      -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                           X  Yes         No
                                                          ----      -----


State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at December 7, 2005
   Common Stock, no par value                          340,977,800

                          Applied Medical Devices, Inc.
                                   Form 10-QSB

                                Table of Contents




Part I.  Financial Information.................................................3


Consolidated Balance Sheets as of October 31, 2005 and April 30, 2005..........4


Consolidated Statements of Operations for the three-month and six-month periods ended October 31, 2005 and 2004 and since Being a Development
Stage Company..................................................................5


Consolidated Statements of Cash Flows for the six-month periods ended
October 31, 2005 and 2004 and since Being a Development Stage Company..........6


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

                                October 31, 2005




                          Part I. Financial Information



Item I.  Financial Statements
-----------------------------

The accompanying financial statements of Applied Medical Devices, Inc. (the "Company") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at October 31, 2005, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2005. The results of operations for the period ended October 31, 2005 are not necessarily an indication of operating results for the full year.








                         Applied Medical Devices, Inc.

                                  Form 10-QSB
                                    3 of 10




                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                                                       October 31,     April 30,
                                                          2005           2005
                                                       (Unaudited)

Assets
Current assets -
  Cash and cash equivalents                            $   171,891    $   188,648
                                                       -----------    -----------

Total Assets                                           $   171,891    $   188,648
                                                       ===========    ===========




Liabilities and Shareholders' Equity
Current liabilities -
  Accrued expenses                                     $       193    $       640
                                                       -----------    -----------

  Commitments and Contingencies

Shareholders' equity
   Common stock - no par value, 750,000,000 shares
      authorized, 340,977,800 issued and outstanding     5,081,906      5,081,906
  Accumulated deficit                                   (4,451,999)    (4,451,999)
  Deficit accumulated during the development stage        (458,209)      (441,899)
                                                       -----------    -----------

Total Shareholders' Equity                                 171,698        188,008
                                                       -----------    -----------

Total Liabilities and Shareholders' Equity             $   171,891    $   188,648
                                                       ===========    ===========


                         Applied Medical Devices, Inc.

                                  Form 10-QSB
                                    4 of 10


                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)




                                         Three Months Ended                   Six Months Ended         Since Being
                                             October 31,                         October 31,            A Develop-
                                             -----------                         -----------            ment Stage
                                       2005               2004               2005            2004        Company
                                       ----               ----               ----            ----        -------
Expenses -
  General and
     Administrative                  $       8,008    $       8,766    $      17,002   $      17,972   $     769,010
--------------------------------------------------------------------------------------------------------------------

Other income:
   Interest and dividend income                692               --              692              --         144,306
   Other                                        --               --               --              --          32,536
   Gain from sale of
         marketable securities                  --               --               --              --         133,959
--------------------------------------------------------------------------------------------------------------------


Total other income                             692               --              692              --         310,801
--------------------------------------------------------------------------------------------------------------------

Net (Loss)                           $      (7,316)   $      (8,766)     $  (16,310)   $     (17,972)   $   (458,209)
====================================================================================================================

Basic and diluted (loss) per share             nil             nil             nil              nil
====================================================================================================================

Weighted average number
  of common and common
  equivalent shares
  outstanding                          340,977,800       65,977,800      340,977,800      65,977,800
====================================================================================================================




                         Applied Medical Devices, Inc.

                                  Form 10-QSB
                                    5 of 10



                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                     Six Months Ended     Since Being
                                                        October 31,      A Development
                                                    2005          2004   Stage Company
                                                    ----          ----   -------------
Operating Activities
  Net loss                                       $ (16,310)   $ (17,972)   $(458,209)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities           --           --     (133,959)
      Issuance of common stock for services             --           --        7,565
  Changes in operating assets and liabilities:
      Accounts receivable                               --           --        4,903
      Accrued expenses                                (447)       3,112      (42,917)
      Other                                             --           --           10
                                                 ---------    ---------    ---------

Cash flows (used) in operating activities          (16,757)     (14,860)    (622,607)

Investing activities:
  Proceeds from sale of marketable securities           --           --      202,012
  Asset rehabilitation fee                              --           --      (52,066)
                                                 ---------    ---------    ---------

Cash flows provided by investing activities             --           --      149,946
                                                 ---------    ---------    ---------

Financing activities:
  Proceeds from issuance of common stock                --           --      389,368
  Proceeds from exercise of stock warrants              --           --       98,000
  Proceeds from notes payable, related party            --       20,000       35,000
  Repayment of debt, related party                      --           --      (35,000)
                                                 ---------    ---------    ---------

Cash flows provided by financing activities             --       20,000      487,368
                                                 ---------    ---------    ---------

Net change in cash and cash equivalents            (16,757)       5,140       14,707
Cash and cash equivalents, beginning of period     188,648        4,176      157,184
                                                 ---------    ---------    ---------

Cash and cash equivalents, end of period         $ 171,891    $   9,316    $ 171,891
                                                 =========    =========    =========





                         Applied Medical Devices, Inc.

                                  Form 10-QSB
                                    6 of 10

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

The following review concerns the six-month periods ended October 31, 2005, and October 31, 2004, which should be read in conjunction with the financial statements presented in this Form 10-QSB.

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

On January 18, 2005, at a special meeting of its shareholders, an amendment to the Company's Articles of Incorporation was approved to increase the total number of authorized shares to 750,000,000 shares of no par value stock. On March 4, 2005 the Company completed a private sale of 275,000,000 shares of its common stock for total cash consideration of $250,000. The sale of the common shares amounted to a change in control of the Company as the newly issued shares constitute approximately 81% of the total ownership of the Company. Proceeds raised in the offering are being used for working capital.

The Company has no significant equipment and has not engaged in any research or development activities during the past two fiscal years. At present, the Company employs one person, on a part-time basis. The Company does not expect any changes unless the Company determines to proceed with a business combination.





                         Applied Medical Devices, Inc.

                                  Form 10-QSB
                                    7 of 10

At October 31, 2005, the Company had working capital of $171,700. The Company believes that its working capital is adequate for its present business activities.

Results of Operations Three Months Ended October 31, 2005 and October 31, 2004
------------------------------------------------------------------------------

During the three months ended October 31, 2005, the Company had a net loss of approximately $7,300. The Company incurred general and administrative costs of approximately $8,000 and had interest income of $700 during the three months ended October 31, 2005. During the three months ended October 31, 2004, the Company had a net loss of approximately $8,800. The Company incurred general and administrative costs of approximately $8,800 and had no revenue during the three months ended October 31, 2004.

Results of Operations Six Months Ended October 31, 2005 and October 31, 2004
----------------------------------------------------------------------------

During the six months ended October 31, 2005, the Company had a net loss of approximately $16,300. The Company incurred general and administrative costs of approximately $17,000 and had interest income of $700 during the six months ended October 31, 2005. During the six months ended October 31, 2004, the Company had a net loss of approximately $18,000. The Company incurred general and administrative costs of approximately $18,000 and had no revenue during the six months ended October 31, 2004. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash for the six months ended October 31, 2005. For the six months ended October 31, 2004, proceeds of $20,000 were received from a related party under a note payable.

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



                         Applied Medical Devices, Inc.

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







                         Applied Medical Devices, Inc.

                                  Form 10-QSB
                                    9 of 10

                          Applied Medical Devices, Inc.


                                   Form 10-QSB

                                October 31, 2005



                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                APPLIED MEDICAL DEVICES, INC.

Date: December 7, 2005                     By: /s/ Allan K. Lager
                                               ------------------------------
                                               Allan K. Lager, President
                                               and Chief Financial Officer








                         Applied Medical Devices, Inc.

                                  Form 10-QSB
                                    10 of 10