Form 10QSB
period 2006-01-31
APPLIED MEDICAL DEVICES INC
filed 2006-03-14
CIK 312258

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

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

               Class                       Outstanding at March 1, 2006
    Common Stock, no par value                      340,977,800

                          Applied Medical Devices, Inc.
                                   Form 10-QSB

                                Table of Contents




Part I.  Financial Information................................................3


Consolidated Balance Sheets as of January 31, 2006 and April 30, 2005.........4


Consolidated Statements of Operations for the three-month and nine-month periods ended January 31, 2006 and 2005 and since
Being a Development Stage Company.............................................5


Consolidated Statements of Cash Flows for the nine-month periods ended
January 31, 2006 and 2005 and since Being a Development Stage Company.........6


Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................7 & 8

Controls and Procedures...................................................8 & 9


Part II.  Other Information...................................................9


Signature Page...............................................................10





                                  Form 10-QSB
                                    2 of 10

                          Applied Medical Devices, Inc.

                                   Form 10-QSB

                                January 31, 2006




                          Part I. Financial Information



Item I.  Financial Statements

The accompanying financial statements of Applied Medical Devices, Inc. (the "Company") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at January 31, 2006, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2005. The results of operations for the period ended January 31, 2006 are not necessarily an indication of operating results for the full year.










                                  Form 10-QSB
                                    3 of 10

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                                                       January 31,    April 30,
                                                          2006          2005
                                                      (Unaudited)
                                                      -----------   -----------
Assets
Current assets -
  Cash and cash equivalents                           $   169,546   $   188,648
                                                      -----------   -----------

Total Assets                                          $   169,546   $   188,648
                                                      ===========   ===========




Liabilities and Shareholders' Equity
Current liabilities -
  Accrued expenses                                    $       140   $       640
                                                      -----------   -----------

Commitments and Contingencies

Shareholders' equity
   Common stock - no par value, 750,000,000 shares
      authorized, 340,977,800 issued and outstanding    5,081,906     5,081,906
  Accumulated deficit                                  (4,451,999)   (4,451,999)
  Deficit accumulated during the development stage       (460,501)     (441,899)
                                                      -----------   -----------

Total Shareholders' Equity                                169,406       188,008
                                                      -----------   -----------

Total Liabilities and Shareholders' Equity            $   169,546   $   188,648
                                                      ===========   ===========



                                  Form 10-QSB
                                    4 of 10


                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)




                                           Three Months Ended                Nine Months Ended           Since Being
                                               January 31,                      January 31,               A Develop-
                                               -----------                      -----------               ment Stage
                                          2006             2005            2006              2005          Company
                                     -------------    -------------    -------------    -------------    -------------
Expenses -
  General and
     administrative                  $       3,639    $      22,650    $      20,641    $      40,622    $     772,649
----------------------------------------------------------------------------------------------------------------------

Other income:
   Interest and dividend income              1,347               --            2,039               --          145,653
   Other                                        --               --               --               --           32,536
   Gain from sale of
         marketable securities                  --               --               --               --          133,959
----------------------------------------------------------------------------------------------------------------------

Total other income                           1,347               --            2,039               --          312,148
----------------------------------------------------------------------------------------------------------------------

Net (loss)                           $      (2,292)   $     (22,650)   $     (18,602)   $     (40,622)   $    (460,501)
======================================================================================================================

Basic and diluted (loss) per share             nil              nil              nil              nil
======================================================================================================================

Weighted average number
  of common and common
  equivalent shares
  outstanding                          340,977,800       65,977,800      340,977,800       65,977,800
======================================================================================================================




                                  Form 10-QSB
                                    5 of 10



                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                    Nine Months Ended      Since Being
                                                       January 31,        A Development
                                                    2006         2005     Stage Company
                                                 ---------    ---------   -------------
Operating Activities
  Net loss                                       $ (18,602)   $ (40,622)   $(460,501)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities           --           --     (133,959)
      Issuance of common stock for services             --           --        7,565
  Changes in operating assets and liabilities:
      Accounts receivable                               --           --        4,903
      Accrued expenses                                (500)       2,303      (42,970)
      Other                                             --          250           10
                                                 ---------    ---------    ---------

Cash flows (used) in operating activities          (19,102)     (38,069)    (624,952)

Investing activities:
  Proceeds from sale of marketable securities           --           --      202,012
  Asset rehabilitation fee                              --           --      (52,066)
                                                 ---------    ---------    ---------

Cash flows provided by investing activities             --           --      149,946
                                                 ---------    ---------    ---------

Financing activities:
  Proceeds from issuance of common stock                --           --      389,368
  Proceeds from exercise of stock warrants              --           --       98,000
  Proceeds from notes payable, related party            --       35,000       35,000
  Repayment of debt, related party                      --           --      (35,000)
                                                 ---------    ---------    ---------

Cash flows provided by financing activities             --       35,000      487,368
                                                 ---------    ---------    ---------

Net change in cash and cash equivalents            (19,102)      (3,069)      12,362
Cash and cash equivalents, beginning of period     188,648        4,176      157,184
                                                 ---------    ---------    ---------

Cash and cash equivalents, end of period         $ 169,546    $   1,107    $ 169,546
                                                 =========    =========    =========




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

The following review concerns the nine-month periods ended January 31, 2006, and January 31, 2005, which should be read in conjunction with the financial statements presented in this Form 10-QSB.

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

At January 31, 2006, the Company had working capital of $169,400. The Company believes that its working capital is adequate for its present business activities.


                                  Form 10-QSB
                                    7 of 10

Results of Operations Three Months Ended January 31, 2006 and January 31, 2005
------------------------------------------------------------------------------

During the three months ended January 31, 2006, the Company had a net loss of approximately $2,300. The Company incurred general and administrative costs of approximately $3,600 and had interest income of $1,300 during the three months ended January 31, 2006. During the three months ended January 31, 2005, the Company had a net loss of approximately $22,700. The Company incurred general and administrative costs of approximately $22,700 and had no revenue during the three months ended January 31, 2005. The higher level of general and administrative expenses in the 2005 period related primarily to the costs associated with the proxy solicitation and related special meeting of shareholders held in January 2005.

Results of Operations Nine Months Ended January 31, 2006 and January 31, 2005
-----------------------------------------------------------------------------

During the nine months ended January 31, 2006, the Company had a net loss of approximately $18,600. The Company incurred general and administrative costs of approximately $20,600 and had interest income of $2,000 during the nine months ended January 31, 2006. During the nine months ended January 31, 2005, the Company had a net loss of approximately $40,600. The Company incurred general and administrative costs of approximately $40,600 and had no revenue during the nine months ended January 31, 2005.The higher level of general and administrative expenses in the 2005 period related primarily to the costs associated with the proxy solicitation and related special meeting of shareholders held in January 2005.

As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash for the nine months ended January 31, 2006. For the nine months ended January 31, 2005, proceeds of $35,000 were received from a related party under a note payable.

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


                           Part II. Other Information

ITEM 6.  EXHIBITS

a) Exhibits.

         The following exhibits are filed in connection with this Report:

         No.                   Description
        ----   ---------------------------------------------------------------

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

                                January 31, 2006



                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              APPLIED MEDICAL DEVICES, INC.

Date: March 14, 2006                      By: /s/ Allan K. Lager
                                              -----------------------------
                                              Allan K. Lager, President
                                              and Chief Financial Officer






                                  Form 10-QSB
                                    10 of 10