Form 10KSB
period 2006-04-30
APPLIED MEDICAL DEVICES INC
filed 2006-06-22
CIK 312258

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2006
Commission file number 0-9064

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

                                 Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates was $1,072,000 based upon the bid price of the stock on June 6, 2006 of $.005. However, trading in the stock is limited and sporadic. See Item 5.

The number of shares of the Registrant's no par value common stock outstanding as of June 6, 2006 was 340,977,800.

Documents incorporated by reference:  None


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


                                  Form 10-KSB

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

The Company continues to seek, investigate and, if warranted, attempt to consummate a business transaction with an acceptable operating company or other venture. As of the date hereof, the Company has no commitments for business opportunities or ventures for possible merger or other transaction but continues to investigate potential opportunities. Due to the limited capital available in the Company, significant funds may be consumed in seeking and performing due diligence regarding a possible transaction with no success.

The Company does not propose to restrict its search for opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

It is anticipated that business opportunities will be available to the Company and sought by the Company from various sources throughout the United States as well as internationally, including its officers and directors, professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (1) management's willingness to enter into unproven, speculative ventures; (2) management's contacts and acquaintances; (3) the Company's flexibility with respect to the manner in which it may structure potential mergers and (4) the desire by smaller privately held enterprises to become public through a merger with a public company. However, there is no assurance that the Company will be able to successfully structure, finance, merge with or acquire any business opportunity or venture and may run out of cash before it can consummate any such transaction.

(c)       Operation of the Company.

The Company intends to search throughout the United States and internationally for a merger candidate, however, because of its lack of capital, until a merger may be completed, the Company intends to maintain its corporate headquarters and principal place of business at 106 S. University Blvd., #14, Denver, Colorado 80209. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger of the Company takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Denver, Colorado, or that shareholders' meetings will be held in Colorado.


                                  Form 10-KSB
                                  Page 3 of 16

The Company's executive officers will seek merger candidates or contact individuals or broker dealers and advise them of the availability of the Company as a merger candidate. The Company's executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in the best interests of the Company and its shareholders. The completion of any transaction would be subject to approval by the Company's Board of Directors and thereafter by the stockholders.

Other than as disclosed herein, there are no other plans for accomplishing the business purpose of the Company.

(d)       Selection of Opportunities.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors who are not professional business analysts. The Company will utilize funds available to it in its search for business opportunities and ventures and the Company will expend funds as necessary on an investigation of such business or opportunity to the extent believed reasonable by its management.

As part of the Company's investigation, representatives of the Company will perform due diligence deemed appropriate in their business discretion regarding possible merger partners. Such procedures may include steps such as meet personally with management and key personnel of the business opportunity, visit and inspect plants and facilities, obtain analysis to verify certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Company's limited financial resources and management and technical expertise.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others.

The Company will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, the Company will consider the following kinds of factors:

o Potential for growth, indicated by new technology, anticipated market expansion or new products;
o Competitive position as compared to other firms engaged in similar activities;
o    Strength of management;
o Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and
o    Other relevant factors.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to the management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the merger opportunity partner.


                                  Form 10-KSB
                                  Page 4 of 16

The Company is unable to predict when it may participate in a business opportunity or if it can successfully consummate a transaction. It expects that the analysis of opportunities and proposals and the possible selection of a business opportunity may take significant time. The Company does not plan to raise any capital at the present time, by private placements, public offerings, pursuant to Regulation S promulgated under the Securities Act, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the identification of an acquisition or merger candidate.

(e)       Form of Merger.

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the merger candidate, and the relative negotiating strength of the Company and such merger candidate. The exact form or structure of the Company's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. The Company's participation is anticipated to be structured as a reverse merger, with the Company's shareholders winding up as minority stockholders in the combined enterprise.

As set forth above, the Company anticipates its participation in a business opportunity will be through the issuance of common stock in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20% or less of the total issued and outstanding common stock. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of common stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of any new or proposed tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

The present management and shareholders of the Company will in all likelihood not have control of a majority of the voting shares of the Company following a reorganization transaction. In fact, it is probable that the shareholders of the acquired entity will gain control of the Company. As part of any transaction, it is anticipated that the Company's directors and officers would resign and new directors and officers be appointed without any vote by the shareholders.

Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended, the Company will be required to obtain and file with the SEC audited financial statements of an acquisition candidate within 4 days from the closing on Form 8-K.


                                  Form 10-KSB
                                  Page 5 of 16

(f)       Rights of Dissenting Shareholders.

Under the Colorado Business Corporation Act, a business combination typically requires the approval of a majority of the outstanding shares of both participating companies. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Sections 7-113-102 and 7-113-103 of the Colorado Business Corporation Act. The requirement of approval of the Company's shareholders in any business combination is limited to those transactions identified as a merger or a consolidation.

Prior to any business combination for which shareholder approval is required, the Company intends to provide its shareholders complete disclosure documentation concerning the business opportunity or target company and its business. Such disclosure will in all likelihood be in the form of a proxy statement which will be distributed to shareholders at least 20 days prior to any shareholder meeting.

(g)       Not an "Investment Adviser."

The Company is not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, The Company will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of
Section 2(a)(11) of the Investment Advisers Act (15 U.S.C. 80b2(a)(11)).

(h)       Not an "Investment Company."

The Company may become involved in a business opportunity through exchanging the securities of such business. The Company does not intend, however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The Company believes such registration is not required.

The Company anticipates conducting its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act, which classification would affect the Company adversely in a number of respects.

(i)       The Company's Office.

The Company's office is located at 106 S. University Blvd., #14, Denver, Colorado 80209, and its telephone number is (303) 722-4008. The Company's office is provided by another entity on a month to month basis. The Company's office is anticipated to remain at its present location until an acquisition has been concluded. There are no written documents memorializing the foregoing. The Company is responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

                                  Form 10-KSB
                                  Page 6 of 16

There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger the Company would anticipate that its office would relocate to that of the merger candidate.

(j)       Employees.

The Company employs Al Lager, the Company's President and a director of the Company, part time. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities.

(k)       Reports to Security Holders.

The Company is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

                                  Form 10-KSB
                                  Page 7 of 16

                  Quarter Ended               High Bid       Low Bid
                  -------------               --------       -------
                  April 30, 2006                $.005         $.002
                  January 31, 2006              $.002         $.002
                  October 31, 2005              $.003         $.002
                  July 31, 2005                 $.004         $.002
                  April 30, 2005                $.010         $.003
                  January 31, 2005              $.009         $.005
                  October 31, 2004              $.010         $.004
                  July 31, 2004                 $.008         $.004

The quotations for the Company's common stock reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

At May 30, 2006, the approximate number of holders of record of the Company's common stock was 9,725. The Company has not paid any cash dividends.

Item 6.   Management's Discussion and Analysis or Plan of Operation.
          ---------------------------------------------------------

Plan of Operation.

The Company had no revenue, $3,500 of interest income and expenses of approximately $25,700 in the year ended April 30, 2006. Total assets were $166,000 and consisted solely of cash.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations.
-----------

Fiscal Years Ended April 30, 2006 and April 30, 2005.
-----------------------------------------------------

During the fiscal year ended April 30, 2006, the Company had a net loss of approximately $22,300. The Company incurred general and administrative costs of approximately $25,700 in fiscal 2006.

During the fiscal year ended April 30, 2005, the Company had a net loss of approximately $65,700. The Company incurred general and administrative costs of approximately $65,700 in fiscal 2005. Accounting and legal costs accounted for $23,200. The Company incurred subscription and proxy expenses of $22,200 in 2005 and none in 2006.

As stated above in the plan of operation, due to the nature of the Company's activities, the Company's prospects for the future are dependent on a number of variables that cannot be predicted.

Income Taxes and Net Operating Losses
-------------------------------------

As discussed in Note 2 in the accompanying consolidated financial statements, the Company has a deferred tax asset of $286,000 arising from capitalized start-up costs. The deferred tax asset has been fully offset by a valuation allowance as management has determined that it is more likely than not that such tax benefits will not be realized.

                                  Form 10-KSB
                                  Page 8 of 16

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

Deferred Income Taxes
---------------------
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If the tax law or rates changes in the future it could impact the amount available loss carry forwards and/or the recorded deferred tax amounts. A valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Stock-based compensation
------------------------
In December 2004, the FASB issued SFAS No. 123 (R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123 (R), was effective for AMDI the quarterly reporting period beginning February 1, 2006. We are evaluating the provisions of this standard. Historically, we have not issued a significant number of options that would be impacted by this standard. As of April 30, 2006 we have a total of 33,000,000 options outstanding. Depending upon the number and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on our financial position and results of operations.




                                  Form 10-KSB
                                  Page 9 of 16

Recent Accounting Pronouncements
--------------------------------
In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements ("SFAS 154") . SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In September 2005, the FASB issued EITF No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature ("EITF 05 -08"). This EITF deals with the accounting for the tax implications of beneficial conversion features associated with convertible debt. As a result, companies should now recognize deferred tax liabilities for the difference between the book and tax basis of any beneficial conversion feature with a corresponding adjustment to additional paid-in capital. EITF 05-08 is effective for the Company in the first quarter of 2006 and management currently estimates that the impact of adoption will not affect the financial position or the results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. We continue to evaluate the provisions of the standard and based upon initial computations of options granted to date, we anticipate no non-cash expense in 2006 being recorded under the standard. Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.

Item 7.   Financial Statements.
          --------------------

          See pages F-1 through F-11.


Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

          Not applicable.

          (a)  Controls and Procedures

               (i)  Evaluation of Disclosure Controls and Procedures

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


                                  Form 10-KSB
                                 Page 10 of 16

               (ii) Changes in Internal Controls

               There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                                    PART III

Item 9. Directors and Executive Officers.
        --------------------------------

                                      Date First
                                        Elected                   Principal Occupation
Name                         Age       Director                       and Employment
-------------------         -----    -----------      ----------------------------------------------------
Allan K. Lager               63          1989         Mr. Lager has been an automotive consultant since
                                                      1988. From 1978 to 1988, he was President and
                                                      Director of Storz, Inc., a firm involved in the
                                                      sales and service of Porsche automobiles.   Mr.
                                                      Lager became President and Director of the Company
                                                      in April 1989.

Kenneth E. Shearer           61          1988         Since 1990, Mr. Shearer has been a management
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

Jeffrey G. McGonegal         55          2004         Director.  Mr. McGonegal  has served as Senior  Vice
                                                      President-Finance  of Advanced  Nutraceuticals,  Inc.
                                                      since  February 2000. Since 2000 Mr. McGonegal has
                                                      served as Senior  Vice  President-Finance, Secretary
                                                      and Director of Cambridge  Holdings Ltd. Since 2003
                                                      Mr. McGonegal  has also  served as Chief Financial
                                                      Officer for A4S  Security, Inc. Mr. McGonegal  was
                                                      elected  in 2005 to serve  on  the  board of
                                                      Imagenetix, Inc., a publicly-held company in the
                                                      nutritional supplements  industry.  Since 1997,  Mr.
                                                      McGonegal has also  served as  Managing  Director of
                                                      McGonegal and Co., a company engaged in providing
                                                      accounting  and business  consulting services. From
                                                      1974 to 1997,  Mr. McGonegal was an accountant with
                                                      BDO  Seidman  LLP. While at BDO Seidman, LLP, Mr.
                                                      McGonegal served as managing  partner of the Denver,
                                                      Colorado office.  Mr. McGonegal is a member of the
                                                      board of directors  of The  Rockies Venture Club,
                                                      Inc. He received a BA  degree in accounting from
                                                      Florida State University.

                                  Form 10-KSB
                                 Page 11 of 16

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

Based solely upon a review of Forms 3, 4 and 5, which have been furnished to the Company with respect to the past fiscal year of the Company, and certain representations made by officers and directors of the Company in connection therewith, the Company has no knowledge that any current officer or director failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year of the Company ended April 30, 2006.

Item 10. Executive Compensation.
         ----------------------

     (a) Cash Compensation. The following sets forth cash compensation paid by the Company during the fiscal year ended April 30, 2006 to executive officers as a group. Other than Mr. Lager no officer received any compensation during the fiscal year.

     Mr. Lager receives a salary of $200 per month ($2,400 annually) for serving as president of the Company. Mr. Lager's salary was $2,400 for the fiscal years ended April 30, 2006 and 2005. No compensation, cash or otherwise was paid to any other members of the board of directors in the last three years. Accordingly, the Summary Compensation Table has been omitted.

     (b) Option SAR Grants Table; Aggregated Option/SAR Exercise and Fiscal Year End Option/SAR Table; Aggregated Option/SAR Exercised in Last Fiscal Year and Fiscal Year End Option/SAR Values; Term Incentive Plan Awards Table.


                                  Form 10-KSB
                                 Page 12 of 16

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

                                  Form 10-KSB
                                 Page 13 of 16

(b) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                    Shares            Number of Shares          Value of Unexercised
                                   Received          Underlying Unexer-             In-The-Money
     Name                        Upon exercise          cised Options        Options at 4/30/06 ($) (1)
     ----                        -------------          -------------        --------------------------
     Al Lager                         -0-               11,000,000                      $33,000
     Kenneth Shearer                  -0-               11,000,000                      $33,000
     Jeff McGonegal                   -0-               11,000,000                      $33,000

     (1) Calculated based on the bid price of the Company's common stock on that date of $.003 per share.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

The following table sets forth ownership as of June 6, 2006 of the issued and outstanding shares of the Company's no par value common stock held by each director, individually, and all officers and directors as a group, and all persons who own five percent or more of the outstanding shares of the Company's common stock. The Company has only one class of capital stock, its no par value common stock.

                                                   Number of          Percent of
Beneficial Owner                                    Shares               Class
------------------------                          ----------          ----------
Al Lager                                          22,000,000             6.3%
1040 S. Franklin Street
Denver, CO 80209 (1)

Kenneth Shearer                                   11,000,000             3.1%
1175 Emerson #208
Denver, CO 80218 (1)

Jeffrey G. McGonegal                              27,500,000             7.8%
1905 W. Valley Vista Drive
Castle Rock, CO 80109 (1)

All officers and directors as a                   60,500,000             17.2%
group (3 persons)

Gregory Pusey                                     38,500,000             11.3%
106 S. University Blvd. #14
Denver, CO 80209

Jill Pusey (2)                                    38,500,000             11.3%
106 S. University Blvd. #14
Denver, CO 80209

Carolyn Bell (3)                                  22,000,000             6.5%
3200 Cherry Creek Drive South, Suite 430
Denver, CO 80209

   (1) Includes options that are currently exercisable to purchase 11,000,000 shares that have been granted under the 2005 Plan.

   (2) Includes 5,500,000 shares owned as custodian for her minor daughter. Jill Pusey is the wife of Gregory Pusey.


                                  Form 10-KSB
                                 Page 14 of 16

   (3) Includes 5,500,000 shares owned as custodian for her minor children.

Item 12. Related Party Transactions.
         --------------------------

There are no related party transactions.

Item 13. Exhibits.
         --------

     (a)  Exhibits.

     (1) Articles of Incorporation, as amended, of the Company, previously filed as an exhibit to the Form 10-K Report for the year ended April 30, 1981, which is incorporated herein by this reference,

     (2) Fourth Amendment to Articles of Incorporation of the Company, filed herewith,

     (3) Bylaws previously cited as exhibit 2(b) to the Company's Registration Statement on Form S-18 (File No. 2-65079) which exhibit is incorporated herein by this reference.

     31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services
         --------------------------------------

The Board of Directors has appointed AJ Robbins, P.C. as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ending April 30, 2006.

Audit Fees.   Fees for audit services totaled $4,500 and $4,400 for the fiscal years ending April 30, 2006 and April 30, 2005, including fees associated with the annual audit, the review of the Company's quarterly reports on Form 10-QSB, and associated services.

Tax Fees.   Fees for tax services, including tax compliance and advice totaled
$1,700 for the fiscal year ending April 30, 2006 and $1,000 for the fiscal year ending April 30, 2005.

All Other Fees.   There were no other fees for all other services not included above for the fiscal years ending April 30, 2006 and 2005.


                                  Form 10-KSB
                                 Page 15 of 16

Audit Committee's Pre-Approval Policies and Procedures.

The Board of Directors acting as the Audit Committee of the Company has adopted a policy regarding pre-approval of audit and non-audit services provided by AJ Robbins, P.C. to the Company. All references to the Audit Committee contained herein refer to the Board of Directors acting as the Audit Committee of the Company. The policy provides the guidelines necessary to adhere to the Company's commitment to auditor independence and compliance with relevant laws, regulations and guidelines relating to auditor independence. The policy contains a list of prohibited non-audit services, and sets forth four categories of permitted services (Audit, Audit-Related, Tax and Other), listing the types of permitted services in each category. All of the permitted services require pre-approval by the Audit Committee. In lieu of Audit Committee pre-approval on an engagement-by-engagement basis, each category of permitted services, with reasonable detail as to the types of services contemplated, is pre-approved as part of the annual budget approval by the Audit Committee. Permitted services not contemplated during the budget process must be presented to the Audit Committee for approval prior to the commencement of the relevant engagement. The Audit Committee chair, or, if he is not available, any other member of the Committee, may grant approval for any such engagement if approval is required prior to the next scheduled meeting of the Committee. The Audit Committee is presented with periodic reports showing amounts billed by the independent auditor compared to the budget approvals for each of the categories of permitted services. The Audit Committee reviews the suitability of the pre-approval policy at least annually. All services were approved by the Audit Committee.


                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         APPLIED MEDICAL DEVICES, INC.

Date: June 22, 2006                       By:  /s/ Allan K. Lager
                                               -------------------------
                                               Allan K. Lager, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 22, 2006                      By:  /s/ Allan K. Lager
                                              --------------------------------
                                              Allan K. Lager, President,
                                              Chief Executive Officer,
                                              Chief Financial Officer and
                                              Director

Date: June 22, 2006                      By:  /s Kenneth E. Shearer
                                              --------------------------------
                                              Kenneth E. Shearer, Director



Date: June 22, 2006                      By:  /s/ Jeffrey G. McGonegal
                                              --------------------------------
                                              Jeffrey G. McGonegal, Director


                                  Form 10-KSB
                                 Page 16 of 16

                          APPLIED MEDICAL DEVICES, INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                   FOR THE YEARS ENDED APRIL 30, 2006 AND 2005


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                                                                          Page
                                                                          ----
Report of Independent Registered Public Accounting Firm                    F-2

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

         Consolidated Statements of Changes in Stockholders' Equity        F-5

         Consolidated Statements of Cash Flows                             F-6

Notes to Consolidated Financial Statements                                 F-7

                                 AJ. ROBBINS, PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                              216 SIXTEENTH STREET
                                    SUITE 600
                             DENVER, COLORADO 80202

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

To the Stockholders and Board of Directors
Applied Medical Devices, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Applied Medical Devices, Inc. and subsidiary (a development stage company) as of April 30, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period then ended and for the period from inception of the development stage (May 1, 1987) to April 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Medical Devices, Inc. and subsidiary at April 30, 2006 and the results of their operations and their cash flows for each of the years in the two year period then ended and for the period from inception of the development stage (May 1, 1987) to April 30, 2006, in conformity with generally accepted accounting principles in the United States of America.


/s/ AJ. ROBBINS, PC
-------------------
AJ. ROBBINS, PC

CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
June 7, 2006

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2006



                                     ASSETS

CURRENT ASSETS:
  Cash                                                              $   166,004
                                                                    -----------

                                                                    $   166,004
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses                                                  $       255
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common Stock, no par value,
        750,000,000 shares authorized,
        340,977,800 issued and outstanding                            5,081,906
  Accumulated deficit                                                (4,451,999)
  Deficit accumulated during the development stage                     (464,158)
                                                                    -----------

Total Stockholders' Equity                                              165,749
                                                                    -----------

                                                                    $   166,004
                                                                    ===========






          SEE ACCOMPANYING NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the Period
                                                                                from May 1,
                                                                             1987 (Inception
                                                                            of the Development
                                                                                  Stage) to
                                              For the Years Ended April 30,       April 30,
                                                  2006             2005             2006
                                             -------------    -------------    -------------
EXPENSES:
   General and administrative                $      25,729    $      65,728    $     777,737
                                             -------------    -------------    -------------

OTHER INCOME:
   Interest income                                   3,470               --          145,512
   Dividend income                                      --               --            1,572
   Gain from sale of marketable securities              --               --          133,959
   Other                                                --               --           32,536
                                             -------------    -------------    -------------

         Total Other Income                             --               --          313,579
                                             -------------    -------------    -------------


NET LOSS                                     $     (22,259)   $     (65,728)   $    (464,158)
                                             =============    =============    =============

NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED                                     *                *
                                             =============    =============

Weighted Average Number of Common
  Shares Outstanding                           340,977,800      111,811,000
                                             =============    =============



* - Less than $.01


          SEE ACCOMPANYING NOTES TO CONSOLDIATED FINANCIAL STATEMENTS


                                   APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                            Deficit
                                                                                          Accumulated
                                      Common Stock           Additional                    During the                    Total
                              --------------------------      Paid-in     Accumulated     Development     Treasury   Stockholders'
                                 Shares         Amount        Capital       Deficit          Stage          Stock       Equity
                              -----------    -----------   ------------  ------------    ------------    ---------  -------------
Balance, May 1, 1987           43,256,994    $   432,570   $  4,389,342  $ (4,451,999)   $         --    $ 234,949  $    604,862
  Common stock issued
   for services at $.00558
   per share                    1,357,473         13,575         (6,000)           --              --           --         7,575

  Retirement of treasury
   stock at $.149808
   per share                   (3,136,667)       (31,367)      (203,582)           --              --     (234,949)     (469,898)

  Issuance of common
   stock and warrants at
   $.0094808 per share
   pursuant to public
   offering                    14,700,000        147,000         (7,632)           --              --           --       139,368

  Exercise of stock
   purchase warrant at
   $.01 per share               9,800,000         98,000             --            --              --           --        98,000

  Net loss for the periods             --             --             --            --        (376,171)          --      (376,171)
                              -----------    -----------   ------------  ------------    ------------    ---------  ------------

Balance, April 30, 2004        65,977,800        659,778      4,172,128    (4,451,999)       (376,171)          --         3,736

  Net loss for the year                --             --             --            --         (65,728)          --       (65,728)
  Conversion of common
  stock to "No Par" value                      4,172,128     (4,172,128)           --              --           --            --
  Issuance of common
    stock at $.0009 per share
    pursuant to private
    offering                  275,000,000        250,000             --            --              --           --       250,000
                              -----------    -----------   ------------  ------------    ------------    ---------  ------------

Balance, April 30, 2005       340,977,800      5,081,906             --    (4,451,999)       (441,899)          --       188,008
                              -----------    -----------   ------------  ------------    ------------    ---------  ------------

   Net loss for the year               --             --             --            --         (22,259)          --       (22,259)

Balance, April 30, 2006       340,977,800      5,081,906             --    (4,451,999)       (464,158)   $      --       165,749
                              ===========    ===========   ============  ============    ============    =========  ============



          SEE ACCOMPANYING NOTES TO CONSOLDIATED FINANCIAL STATEMENTS


                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                            For the Period
                                                                              from May 1,
                                                                            1987 (Inception
                                                                                 of the
                                                                              Development
                                                        For the Years Ended     Stage) to
                                                             April 30,          April 30,
                                                         2006        2005         2006
                                                      ---------    ---------  -------------
CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES:
   Net loss                                           $ (22,259)   $ (65,728)   $(464,158)
   Adjustments to reconcile net loss to net cash
       used by operations:
     Gain from sale of marketable securities                 --           --     (133,959)
     Issuance of common stock for services                   --           --        7,565
     Changes in:
       Accounts receivable                                   --           --        4,903
       Prepaid expenses                                      --          250           --
       Accrued expenses                                    (385)         (50)     (42,855)
       Other                                                 --           --           10
                                                      ---------    ---------    ---------

         Cash Flows (Used) by Operating  Activities     (22,644)     (65,528)    (628,494)
                                                      ---------    ---------    ---------

CASH FLOWS PROVIDED (USED) BY INVESTING
ACTIVITIES:
   Proceeds from sale of marketable securities               --           --      202,012
   Asset rehabilitation fee                                  --           --      (52,066)
                                                      ---------    ---------    ---------

         Cash Flows Provided by Investing
           Activities                                       --           --      149,946
                                                      ---------    ---------    ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                    --      250,000      389,368
   Proceeds from exercise of stock warrants                  --           --       98,000
   Proceeds from issuance of debt from related
     party                                                   --       35,000       35,000
   Repayment of debt to related party                        --      (35,000)     (35,000)
                                                      ---------    ---------    ---------

         Cash Flows Provided by Financing
           Activities                                       --      250,000      487,368
                                                      ---------    ---------    ---------


NET CHANGE IN CASH AND CASH EQUIVALENTS                 (22,644)     184,472        8,820

CASH AND CASH EQUIVALENTS, beginning of period          188,648        4,176      157,184
                                                      ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of period              $ 166,004    $ 188,648    $ 166,004
                                                      =========    =========    =========


          SEE ACCOMPANYING NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

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

Plan of Operation
-----------------
The Company's financial statements had been presented on the basis that it is a going concern. During 2005 the Company secured cash proceeds from the sales of its common stock, which should provide adequate reserves to pay for operating expenses within the next 12 months as the Company continues to seek and evaluate possible business options and partners.

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

Concentration of Credit Risk
----------------------------
Financial instruments which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limits. The Company has not experienced a loss on such accounts.

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

Recent Accounting Pronouncements
--------------------------------
In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements ("SFAS 154") . SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2005, the FASB issued EITF No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature ("EITF 05 -08"). This EITF deals with the accounting for the tax implications of beneficial conversion features associated with convertible debt. As a result, companies should now recognize deferred tax liabilities for the difference between the book and tax basis of any beneficial conversion feature with a corresponding adjustment to additional paid-in capital. EITF 05-08 is effective for the Company in the first quarter of 2006 and management currently estimates that the impact of adoption will not affect the financial position or the results of operations.

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. We continue to evaluate the provisions of the standard and based upon initial computations of options granted to date, we anticipate no non-cash expense in 2006 being recorded under the standard. Depending upon the number of and terms for options that may be granted in future periods, the implementation of this standard could have a significant non-cash impact on results of operations in future periods.


NOTE 2 - INCOME TAXES

As of April 30, 2006 the net deferred tax asset recorded and its approximate tax effect consists of the following:

Capitalized start-up costs                         $   286,433
                                                   -----------
                                                       286,433
Less: valuation allowance                             (286,433)
                                                   -----------

Net deferred tax asset                             $        --
                                                   ===========

As of April 30, 2006 a valuation allowance equal to the net deferred tax asset recognized has been recorded since management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.


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

NOTE 4 - STOCK OPTIONS

2005 Stock Option Plan
----------------------
In January 2005, the Board of Directors of the Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan was approved by the Company's directors. The 2005 Plan as adopted authorizes the grant of options to purchase up to 50,000,000 shares of the Company's common stock.

A summary of the Company's stock option plan, outstanding options and changes during the year is presented below:

                                                               2006
                                                   ---------------------------
                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                     Shares            Price
                                                   ----------       ----------
      Outstanding, beginning of year               33,000,000       $.00090913


                        Granted                            --               --
                        Expired/Forfeited                  --               --
                        Exercised                          --               --
                                                   ----------       ----------

      Outstanding, end of year                     33,000,000       $.00090913
                                                   ==========       ==========

      Options exercisable, end of year             33,000,000       $.00090913
                                                   ==========       ==========


Pro Forma Stock Option Compensation

FASB Statement 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with fair value based methods prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model. There were 33,000,000 options granted during the year ended April 30, 2005. The fair values of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: expected dividend yield 0%; expected stock volatility 125%; risk free interest rate 4.5% and expected life of 3 years. If the Company had applied the fair value recognition provisions of SFAS 123, to its stock-based employee plan, the net loss of $(65,728), as reported would have reflected a stock-based employee compensation expense determined under fair value based method for awards granted of $(18,700), resulting in a pro forma net loss of $(84,028). The pro forma amount would not have changed the net loss per share. Amounts in 2006 would not have been affected since no options were granted or vested in 2006.

                  APPLIED MEDICAL DEVICES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - RENT EXPENSE

The Company leases office space for approximately $250 per month on a month-to-month basis. Rent expense for the years ended April 30, 2006 and 2005 was $3,000 per year.

NOTE 5 - NOTES PAYABLE, RELATED PARTY

During the year ended April 30, 2005, the Company received $35,000 from a related party under demand notes payable bearing interest at 8%, with the funds being used for corporate expenses. These notes were repaid in February 2005 with interest of $1,151.