Form 10QSB
period 2006-07-31
APPLIED MEDICAL DEVICES INC
filed 2006-08-03
CIK 312258

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-9064

                          Applied Medical Devices, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Colorado                                   84-0789885
  ------------------------------             ---------------------------------
 (State or other jurisdiction of            (IRS Employer Identification Number)
  incorporation or organization)

106 S. University Blvd. #14, Denver, CO                   80209
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

            Registrant's telephone number,          (303) 722-4008
                  including area code               --------------



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

             Class                                Outstanding at August 1, 2006
  Common Stock, no par value                              340,977,800

                          Applied Medical Devices, Inc.
                                   Form 10-QSB

                                Table of Contents




Part I.  Financial Information...............................................3


Consolidated Balance Sheets as of July 31, 2006 and April 30, 2006...........4


Consolidated Statements of Operations for the three-month periods ended
July 31, 2006 and 2005 and since Being a Development Stage Company...........5


Consolidated Statements of Cash Flows for the three-month periods ended
July 31, 2006 and 2005 and since Being a Development Stage Company...........6


Management's Discussion and Analysis of Financial Condition
and Results of Operations................................................7 & 8

Controls and Procedures......................................................8


Part II.  Other Information..................................................9


Signature Page..............................................................10





                                  Form 10-QSB
                                  Page 2 of 10

                          Applied Medical Devices, Inc.

                                   Form 10-QSB

                                  July 31, 2006




                          Part I. Financial Information



Item I.  Financial Statements

The accompanying financial statements of Applied Medical Devices, Inc. (the "Company") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at July 31, 2006, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006. The results of operations for the period ended July 31, 2006 are not necessarily an indication of operating results for the full year.





                                  Form 10-QSB
                                  Page 3 of 10

                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets



                                                     July 31,        April 30,
                                                       2006            2006
                                                    (Unaudited)
                                                    -----------     -----------
Assets
Current assets -
  Cash and cash equivalents                         $   155,931     $   166,004
                                                    -----------     -----------

Total Assets                                        $   155,931     $   166,004
                                                    ===========     ===========




Liabilities and Shareholders' Equity
Current liabilities -
  Accrued expenses                                  $        15     $       255


Shareholders' equity
  Common Stock - No par value,
  750,000,000 shares authorized,
  issued and outstanding 340,977,800                  5,081,906       5,081,906
  Accumulated deficit                                (4,451,999)     (4,451,999)
  Deficit accumulated during the
    development stage                                  (473,991)       (464,158)
                                                    -----------     -----------

Total Shareholders' Equity                              155,916         165,749
                                                    -----------     -----------

Total Liabilities and Shareholders' Equity          $   155,931     $   166,004
                                                    ===========     ===========



                                  Form 10-QSB
                                  Page 4 of 10


                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                               Since Being
                                             Three Months    Three Months       A Develop-
                                                Ended            Ended          ment Stage
                                            July 31, 2006    July 31, 2005       Company
                                            -------------    -------------    -------------
Expenses -
  General and Administrative                $      11,556    $       8,994    $     789,293
                                            -------------    -------------    -------------

Other income:
  Interest and dividend income                      1,723               --          148,807
  Gain from sale of marketable securities              --               --          133,959
  Other                                                --               --           32,536
                                            -------------    -------------    -------------

Total other income                                  1,723               --          315,302
                                            -------------    -------------    -------------


Net Loss                                    $      (9,833)   $      (8,994)   $    (473,991)
                                            =============    =============    =============

Net loss per common share -
  basic and diluted                         $           *    $           *
                                            =============    =============


Weighted average number
  of common and common
  equivalent shares outstanding               340,977,800      111,811,000
                                            =============    =============

*Less than $(.01)



                                  Form 10-QSB
                                  Page 5 of 10


                          Applied Medical Devices, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                      Three Months    Three Months    Since Being
                                                         ended           ended       A Development
                                                      July 31, 2006   July 31,2005   Stage Company
                                                      -------------   ------------   -------------
Operating Activities:
  Net loss                                            $     (9,833)   $    (8,994)   $   (473,991)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Gain from sale of marketable securities                   --             --        (133,959)
      Issuance of common stock for services                     --             --           7,565
  Changes in operating assets and liabilities:
      Accounts receivable                                       --             --           4,903
      Accrued expenses                                        (240)           647         (43,095)
      Other                                                     --             --              10
                                                      ------------    -----------    ------------

Cash flows (used) in operating activities                  (10,073)        (8,347)       (638,567)

Investing activities:
  Proceeds from sale of marketable securities                   --             --         202,012
  Asset rehabilitation fee                                      --             --         (52,066)
                                                      ------------    -----------    ------------

Cash flows provided by investing activities                     --             --         149,946
                                                      ------------    -----------    ------------

Financing activities:
  Proceeds from issuance of common stock                        --             --         389,368
  Proceeds from exercise of stock warrants                      --             --          98,000
  Proceeds from issuance of debt from related party             --             --          35,000
  Repayment of debt to related party                            --             --         (35,000)
                                                      ------------    -----------    ------------

Cash flows provided by financing activities                     --             --         487,368
                                                      ------------    -----------    ------------

Net change in cash and cash equivalents                    (10,073)        (8,347)         (1,253)
Cash and cash equivalents, beginning of period             166,004        188,648         157,184
                                                      ------------    -----------    ------------

Cash and cash equivalents, end of period              $    155,931    $   180,301    $    155,931
                                                      ============    ===========    ============






                                  Form 10-QSB

Item 2.

Management's Discussion and Analysis or Plan of Operation.
---------------------------------------------------------

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended April 30, 2006.

The following review concerns the three-month periods ended July 31, 2006, and July 31, 2005, which should be read in conjunction with the financial statements presented in this Form 10-QSB.

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


                                  Form 10-QSB
                                  Page 7 of 10

At July 31, 2006, the Company had working capital of $155,900. The Company believes that its working capital is adequate for its present business activities.

Results of Operations Three Months Ended July 31, 2006 and July 31, 2005
------------------------------------------------------------------------

During the three months ended July 31, 2006, the Company had a net loss of approximately $9,800. The Company incurred general and administrative costs of approximately $11,600 and had interest income of $1,700 during the three months ended July 31, 2006. During the three months ended July 31, 2005, the Company had a net loss of approximately $9,000. The Company incurred general and administrative costs of approximately $9,000 and had no revenue during the three months ended July 31, 2005. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

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


                                  Form 10-QSB

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

                                  July 31, 2006



                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              APPLIED MEDICAL DEVICES, INC.

Date:  August 3, 2006                    By:  /s/ Allan K. Lager
                                              -----------------------------
                                              Allan K. Lager, President
                                              and Chief Financial Officer







                                  Form 10-QSB
                                 Page 10 of 10