Form 10QSB
period 2006-10-31
APPLIED MEDICAL DEVICES INC
filed 2006-12-15
CIK 312258

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-9064

Applied Medical Devices, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	84-0789885
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

5528 Westcott Circle, Frederick, Maryland	21703
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number,	(301) 838-5634
including area code

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2006
Common Stock, no par value	373,977,800

Applied Medical Devices, Inc.
Form 10-QSB
For the Quarter ended October 31, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3.	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS
SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Applied Medical Devices, Inc. (the "Company") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at October 31, 2006, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2006. The results of operations for the period ended October 31, 2006 are not necessarily an indication of operating results for the full year.

Applied Medical Devices, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Stated in US Dollars)
(Unaudited)

	October 31, 2006	April 30, 2006
	(Unaudited)
Assets
Current assets -
Cash and cash equivalents	$160,964	$166,004

Total Assets	$160,964	$166,004

Liabilities and Stockholders’ Equity
Current liabilities -
Accrued expenses	$2,057	$255

Stockholders' equity
Common Stock - No par value,
750,000,000 shares authorized,
issued and outstanding 373,977,800
at October 31, 2006 and 340,977,800
at April 30, 2006	5,095,975	5,081,906
Accumulated deficit	(4,451,999)	(4,451,999)
Deficit accumulated during the
development stage	(485,069)	(464,158)

Total Stockholders' Equity	158,907	165,749

Total Liabilities and Stockholders' Equity	$160,964	$166,004

SEE ACCOMPANYING NOTES

Applied Medical Devices, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
for the three and six months ended October 31, 2006 and 2005 and since being a development stage company
(stated in US Dollars)
(unaudited)

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Six Months Ended October 31, 2006	Six Months Ended October 31, 2005	During the Development Stage
Expenses
General and Administrative	$11,078	$8,008	$22,634	$17,002	$800,371

Other Income
Interest and dividend income	0	692	1,723	692	148,807
Gain from sale of marketable securities	0	0	0	0	133,959
Other	0	0	0	0	32,536

Total other income	0	692	1,723	692	315,302

Net Loss	($11,078)	($7,316)	($20,911)	($16,310)	($485,069)

Net loss per common share
basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common
and common equivalent shares outstanding	371,825,626	340,977,800	356,401,713	340,977,800

SEE ACCOMPANYING NOTES

Applied Medical Devices, Inc.
(A Development Stage Company)
For the six months ended October 31, 2006 and 2005 and during the development stage
Consolidated Statements of Cash Flows
(stated in US Dollars)
(Unaudited)

	Six Months ended October 31, 2006	Six Months ended October 31, 2005	During the Development Stage
Operating Activities:
Net loss	$(20,911)	$(16,310)	$(485,069)
Adjustments to reconcile net loss to
cash used in operating activities:
Gain from sale of marketable securities	—	—	(133,959)
Issuance of common stock for services	—	—	7,565
Changes in operating assets and liabilities:
Accounts receivable	—	—	4,903
Accrued expenses	1,802	447	(41,053)
Other	—	—	10

Cash flows (used) in operating activities	(19,109)	(16,757)	(647,603)

Investing activities:
Proceeds from sale of marketable securities	—	—	202,012
Asset rehabilitation fee	—	—	(52,066)

Cash flows provided by investing activities	—	—	149,946

Financing activities:
Proceeds from issuance of common stock	14,069	—	403,437
Proceeds from exercise of stock warrants	—	—	98,000
Proceeds from issuance of debt from related party	—	—	35,000
Repayment of debt to related party	—	—	(35,000)

Cash flows provided by financing activities	14,069	—	501,437

Net change in cash and cash equivalents	(5,040)	(16,757)	3,780
Cash and cash equivalents, beginning of period	166,004	188,648	157,184

Cash and cash equivalents, end of period	$160,964	$171,891	$160,964

SEE ACCOMPANYING NOTES

APPLIED MEDICAL DEVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2006
(Stated in US Dollars)
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended April 30, 2006.

Business description

Applied Medical Devices, Inc. (the "Company") was incorporated on February 5, 1979 under the laws of the State of Colorado to engage in the development and sale of medical devices and medical technology. In July 1986, the Company decided to discontinue its business operations and commenced disposing of its business assets. As of May 1, 1987, the Company had completed the disposition of its business operations. Since that time, the Company's operations have consisted of efforts to pursue other business opportunities and funding sources. Accordingly, the Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

The financial statements include the accounts of the Company and its inactive wholly owned subsidiary, Applied Medical, Inc. ("AMI"). All intercompany accounts and transactions have been eliminated.

The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at October 31, 2006. Therefore, the adoption of this standard does not have an impact on the Company’s financial position and results of operations.

2. STOCKHOLDERS’ EQUITY

Common stock

The Company has 373,977,800 shares of its common stock issued and outstanding as of October 31, 2006. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred stock

No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated, but may be designated by the Board of Directors from time to time.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

We are a blank check company whose plan of operation is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders.

Plan of Operation

We do not intend to do any product research or development. We do not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, we do not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

Our principal business activity consists of exploring potential targets for a business combination with the Company through a purchase of assets, share purchase or exchange, merger or similar type of transaction. We have had only nominal operations or revenues since our inception. We anticipate no operations unless and until we complete a business combination as described above.

Results of Operations Three-Months and Six-Months Ended October 31, 2006 and October 31, 2005

During the three months ended October 31, 2006, the Company had no revenue and had a net loss of approximately $11,078. The Company incurred general and administrative costs of approximately $11,078 and had no interest income during the three months ended October 31, 2006. During the three months ended October 31, 2005, the Company had had no revenue and had a net loss of approximately $7,316. The Company incurred general and administrative costs of approximately $8,008 during the three months ended October, 2005. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

During the six months ended October 31, 2006, the Company had no revenue and had a net loss of approximately $20,911. The Company incurred general and administrative costs of approximately $22,634 and had interest income of approximately $1,723 during the six months ended October 31, 2006. During the six months ended October 31, 2005, the Company had no revenue and had a net loss of approximately $16,310. The Company incurred general and administrative costs of approximately $17,002 and interest income of approximately $692 during the six months ended October, 2005. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

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

Liquidity and Capital Resources

At October 31, 2006, the Company had working capital of $158,907 and we had $160,964 cash on hand at the end of the second quarter of 2007 and had no other assets to meet ongoing expenses or debts that may accumulate. During our development stage, we have accumulated a deficit of $485,069. As of October 31, 2006, we had accrued expenses totaling $2,057 consisting of amounts due to the Company’s stock transfer agent and printer.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $25,000 in the fiscal year ending April 30, 2007. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

While management believes that the Company has sufficient financial resources for the next twelve months of operations, at sometime in the future we may only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only.

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

•
failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

•	curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

•	inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

We hope to require potential candidate companies to deposit funds with us that we can use to defray professional fees and travel, lodging and other due diligence expenses incurred by our management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Risk Factors That May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information about us contained in this Form 10-QSB, including our financial statements and related notes.

We have had no operating history nor any revenues or earnings from operations.

We have had no operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

Our management does not devote its full time to our business and operations.

Our management only devotes minimal time to our business. Management does not any written employment agreement with us, and is not expected to enter into one. Our management serves only on a part−time basis and has had limited experience in the business activities contemplated by us, yet our Company will be solely dependent on him. We lack the funds or other incentive to hire full−time experienced management. Management has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to the Company only on an as−needed basis.

We may have conflicts of interest with our management team.

Our officers and directors may in the future be affiliated with other blank check companies having a similar business plan to that of our Company (“Affiliated Companies”) which may compete directly or indirectly with us. Certain specific conflicts of interest may include those discussed below.

•
The interests of any Affiliated Companies from time to time may be inconsistent in some respects with the interests of the Company. The nature of these conflicts of interest may vary. There may be circumstances in which an Affiliated Company may take advantage of an opportunity that might be suitable for the Company. Although there can be no assurance that conflicts of interest will not arise or that resolutions of any such conflicts will be made in a manner most favorable to the Company and its shareholders, the officers and directors of the Company have a fiduciary responsibility to the Company and its shareholders and, therefore, must adhere to a standard of good faith and integrity in their dealings with and for The Company and its shareholders.

•
The officers and directors of The Company may serve as officers and directors of other Affiliated Companies in the future. The Company's officers and directors are required to devote only so much of their time to The Company's affairs as they deem appropriate, in their sole discretion. As a result, The Company's officers and directors may have conflicts of interest in allocating their management time, services, and functions among The Company and any current and future Affiliated Companies which they may serve, as well as any other business ventures in which they are now or may later become involved.

•
The Affiliated Companies may compete directly or indirectly with The Company for the acquisition of available, desirable combination candidates. There may be factors unique to The Company or an Affiliated Company which respectively makes it more or less desirable to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, contents of the articles of incorporation, etc. However, any such direct conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management. While any such resolution will be made with due regard to the fiduciary duty owed to the Company and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to the Company as if no conflicts existed. Members of the Company's management who also are or will be members of management of another Affiliated Company will also owe the same fiduciary duty to the shareholders of each other Affiliated Company. Should a potential acquisition be equally available to and desirable for both the Company and the Affiliated Companies, no guideline exists for determining which company would make the acquisition. This poses a risk to the Company’s shareholders that a desirable acquisition available to the Company may be made by an Affiliated Company, whose shareholders would instead reap the rewards of the acquisition. An Affiliated Company's shareholders of course face exactly the same risk. Any persons who are officers and directors of both The Company and an Affiliated Company do not have the sole power (nor the power through stock ownership) to determine which company would acquire a particular acquisition. No time limit exists in which an acquisition may or must be made by the Company, and there is no assurance when − or if − an acquisition ever will be completed.

•
Certain conflicts of interest exist and will continue to exist between the Company and its officers and directors due to the fact that each has other employment or business interests to which he devotes his primary attention. Each officer and director is expected to continue to do so in order to make a living, notwithstanding the fact that management time should be devoted to the Company's affairs. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company and its management. As a practical matter, such potential conflicts could be alleviated only if the Affiliated Companies either are not seeking a combination candidate at the same time as the Company, have already identified a combination candidate, are seeking a combination candidate in a specifically identified business area, or are seeking a combination candidate that would not otherwise meet the Company's selection criteria. It is likely, however, that the combination criteria of the Company and any Affiliated Companies will be substantially identical. Ultimately, the Company's shareholders ultimately must rely on the fiduciary responsibility owed to them by the Company's officers and directors. There can be no assurance that members of management will resolve all conflicts of interest in the Company's favor. The officers and directors are accountable to the Company and its shareholders as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company's affairs and in their dealings with the Company. Failure by them to conduct the Company's business in its best interests may result in liability to them. The area of fiduciary responsibility is a rapidly developing area of law, and persons who have questions concerning the duties of the officers and directors to the Company should consult their counsel.

Our Certificate of Incorporation excludes personal liability on the part of its directors to the Company for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to this indemnification.

Our proposed operations are purely speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting these criteria. If we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for the Company to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that The Company will be successful in completing a combination or originating a business, nor that the Company will be successful or that its shares will have any value even if a combination is completed or a business originated.

We are subject to the penny stock rules.

Our securities may be classified as penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

We may have significant difficulty in locating a viable business combination candidate.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all of these competitors have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

It is possible that the per share value of your stock will decrease upon the consummation of a business combination.

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in a business combination, the current shareholders of the Company may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by the Company almost certainly will require its existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct the Company and may not have an effective voice in their selection.

Any business combination that we engage in may have tax effects on us.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, a business combination may be structured so as to result in tax-free treatment to both companies pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10−QSB, an evaluation was carried out by Thomas W. Colligan, our President, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Colligan concluded that as of October 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On March 4, 2005 the Company completed a private sale of 275,000,000 shares of its common stock for total cash consideration of $250,000. The sale of the common shares amounted to a change in control of the Company as the newly issued shares constitute approximately 81% of the total ownership of the Company. Proceeds raised in the offering are being used for working capital.

On August 7, 2006, the holders of options to purchase 33,000,000 shares of common stock of the Company issued pursuant to the Company’s 2005 Stock Option Plan exercised all of such options. The Company received net proceeds of $14,069 on the exercise of the options.

Other than the foregoing, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 18, 2005, at a special meeting of its shareholders, an amendment to the Company's Articles of Incorporation was approved to increase the total number of authorized shares to 750,000,000 shares of no par value stock.

On September 18, 2006, the Board of Directors of the Company unanimously adopted a resolution seeking stockholder approval to amend the Company's Articles of Incorporation to effect a reverse stock split of the Company's Common Stock. Thereafter, on September 18, 2006, pursuant to the By-Laws of the Company and Colorado Revised Statutes Section 7-107-104, certain principal stockholders of the Company holding 205,678,790 shares of Common Stock, representing approximately 55% of the total issued and outstanding Common Stock, adopted a resolution to authorize the Board of Directors, in its sole discretion, to effect a reverse split of the Company's Common Stock based upon a ratio of not less than one-for-800 nor more than one-for-3,400 shares at any time prior to September 18, 2007. In addition, not withstanding approval of this proposal by the stockholders, the Board of Directors may, in its sole discretion, determine not to effect, and abandon, the reverse stock split without further action by our stockholders. On September 19, 2006, the Company filed a Preliminary Schedule 14C Information Statement with the U.S. Securities and Exchange Commission (“SEC”) describing such action. Upon completion of the review and approval of such Information Statement by the SEC, the Company intends to file a Definitive Schedule 14C Information Statement and to mail the same to the shareholders of the Company.

We will pay the expenses of furnishing this Information Statement, including the cost of preparing, assembling and mailing this Information Statement. The action will be deemed effective twenty (20) calendar days following such mailing.

Other than the foregoing, no matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the second fiscal quarter of 2007, and no meeting of shareholders was held.

ITEM 5. OTHER INFORMATION

On August 18, 2006, the Company and certain stockholders of the Company, who were the record holders of approximately 82% of the Company’s issued and outstanding common stock (together, the “Sellers”), entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with Fountainhead Capital Partners Limited. (the “Purchaser”), pursuant to which the Sellers agreed to sell to the Purchaser 205,698,790 shares of the Company’s common stock (the “Shares”) for a purchase price, in the aggregate, of $700,000, plus the amount of any cash or cash equivalents on the Company’s balance sheet as of the closing of the transactions contemplated by the Stock Purchase Agreement that is in excess of $170,000. The sale represented a change of control of the Company and the Shares acquired by the Purchaser represent approximately 55% of the issued and outstanding capital stock of the Company calculated on a fully-diluted basis.

ITEM 6. EXHIBITS

Exhibit No.	Description
31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

APPLIED MEDICAL DEVICES, INC.

Date: December 15, 2006	By:	/s/ Thomas C. Colligan
Thomas C. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.