Form 10KSB/A
period 2007-04-30
APPLIED MEDICAL DEVICES INC
filed 2007-08-23
CIK 312258

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No☒

EXPLANATORY NOTE

This amended Form 10-KSB is being filed to include Exhibit 32--CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 which was included in the original Form 10-KSB prepared by the Company, but was mistakenly omitted from the Form 10-KSB which was electronically filed with the SEC on August 13, 2007.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB/A contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like "believes," "anticipates," "expects," "estimates," "may," or similar terms. These statements appear in a number of places in this annual report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things:(i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. You are cautioned that forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our need for additional capital, our history of losses, the intense competition we face in our business, the fact that our stock is a “penny stock” and the other material risks described under “ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION- Risk Factors”. The accompanying information contained in this annual report, including, without limitation, the information set forth under the heading "Risk Factors" and in "ITEM 1. DESCRIPTION OF BUSINESS" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

Within 90 days of the filing of this Form 10-KSB/A, an evaluation was carried out under the supervision and with the participation of our sole officer and director, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB/A, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our sole officer and director concluded that as of April 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

DATED: August 23, 2007

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