Form 10QSB
period 2007-07-31
APPLIED MEDICAL DEVICES INC
filed 2007-09-26
CIK 312258

U. S. Securities and Exchange Commission
Washington, D.C. 20549

 Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes  ☐ No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 15, 2007
Common Stock, no par value	107,208

Applied Medical Devices, Inc.
Form 10-QSB
For the Quarter ended July 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Applied Medical Devices, Inc. (the "Company") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at July 31, 2007, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2007. The results of operations for the period ended July 31, 2007 are not necessarily an indication of operating results for the full year.

Applied Medical Devices, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Stated in US Dollars)
(Unaudited)

	July 31, 2007	April 30, 2007
	(Unaudited)	(Audited)
Assets
Current assets -
Cash and cash equivalents	$103,344	$120,771

Total Current Assets and Total Assets	$103,344	$120,771

Liabilities and Stockholders’ Equity
Current liabilities -
Accrued expenses	$17,179	$--

Total Current Liabilities and Total Liabilities	17,179	--
Stockholders' equity
Common Stock - No par value,
750,000,000 shares authorized,
107,208 shares issued and outstanding
at July 31, 2007 and at April 30, 2007	5,095,975	5,095,975
Accumulated deficit	(4,451,999)	(4,451,999)
Deficit accumulated during the
development stage	(557,811)	(523,205)

Total Stockholders' Equity	86,165	120,771

Total Liabilities and Stockholders' Equity	$92,344	$120,771

SEE ACCOMPANYING NOTES

Applied Medical Devices, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
for the three months ended July 31, 2007 and 2006
and since being a development stage company
(stated in US Dollars)
(unaudited)

	Three Months Ended July 31, 2007	Three Months Ended July 31, 2006	During the Development Stage
Expenses
General and Administrative	$34,606	$11,556	$873,113

Other Income
Interest and dividend income	0	1,723	148,807
Gain from sale of marketable securities	0	0	133,959
Other	0	0	32,536

Total other income	0	1,723	315,302

Net Loss	($34,606)	($9,833)	($557,811)

Net loss per common share
basic and diluted	(0.32)	(0.09)

Weighted average number of common
and common equivalent shares outstanding	107,208	107,208

SEE ACCOMPANYING NOTES

 Applied Medical Devices, Inc.
(A Development Stage Company)
For the three months ended July 31, 2007 and 2006 and during the development stage
Consolidated Statements of Cash Flows
(stated in US Dollars)
(Unaudited)

	Three Months ended July 31, 2007	Three Months ended July 31, 2006	During the Development Stage
Operating Activities:
Net loss	$(34,606)	$(9,833)	$(557,811)
Adjustments to reconcile net loss to
cash used in operating activities:
Gain from sale of marketable securities	—	—	(133,959)
Issuance of common stock for services	—	—	7,565
Changes in operating assets and liabilities:
Accounts receivable	—	—	4,903
Accrued expenses	17,179	(240)	(25,931)
Other	—	—	10
Cash flows (used) in operating activities	(17,427)	(10,073)	(705,223)
Investing activities:
Proceeds from sale of marketable securities	—	—	202,012
Asset rehabilitation fee	—	—	(52,066)
Cash flows provided by investing activities	—	—	149,946
Financing activities:
Proceeds from issuance of common stock	—	—	403,437
Proceeds from exercise of stock warrants	—	—	98,000
Proceeds from issuance of debt from related party	—	—	35,000
Repayment of debt to related party	—	—	(35,000)

Cash flows provided by financing activities	—	—	501,437

Net change in cash and cash equivalents	(17,427)	(10,073)	(53,840)
Cash and cash equivalents, beginning of period	120,771	166,004	157,184

Cash and cash equivalents, end of period	$103,344	$155,931	$103,344

SEE ACCOMPANYING NOTES

APPLIED MEDICAL DEVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2007
(Stated in US Dollars)
(Unaudited)

1.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended April 30, 2007.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at July 31, 2007. Therefore, the adoption of this standard does not have an impact on the Company’s financial position and results of operations.

2.  STOCKHOLDERS’ EQUITY

Common stock

The Company has 107,208 shares of its common stock issued and outstanding as of July 31, 2007. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

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

Results of Operations Three-Months Ended July 31, 2007 and July 31, 2006

During the three months ended July 31, 2007, the Company had no revenue and had a net loss of approximately $34,606. The Company incurred general and administrative costs of approximately $34,606 and had no interest income during such period. During the three months ended July 31, 2006, the Company had no revenue and had a net loss of approximately $9,833. The Company incurred general and administrative costs of approximately $11,556 during such period and recorded interest and dividend income of approximately $1,723. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

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

Liquidity and Capital Resources

At July 31, 2007, the Company had working capital of $86,165 and we had $103,344 cash on hand and had no other assets to meet ongoing expenses or debts that may accumulate. During our development stage, we have accumulated a deficit of $523,205. As of July 31, 2007, we had accrued expenses totaling $17,179 consisting of amounts due to the Company’s stock transfer agent, EDGAR filing agent, professionals and consultants.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $50,000 in the fiscal year ending April 30, 2008. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

We have had no recent operating history nor any revenues or earnings from operations.

We have had no recent operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10−QSB, an evaluation was carried out by Thomas W. Colligan, our President, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Colligan concluded that as of July 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

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

APPLIED MEDICAL DEVICES, INC.

Date: September 26, 2007	By:	/s/ Thomas C. Colligan
Thomas C. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.