Form 10QSB
period 2007-10-31
APPLIED MEDICAL DEVICES INC
filed 2007-12-17
CIK 312258

U. S. Securities and Exchange Commission
Washington, D.C. 20549

 Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-9064

 Applied Medical Devices, Inc.

(Exact name of small business issuer as specified in its charter)

Colorado	84-0789885
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5528 Westcott Circle, Frederick, Maryland	21703
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(301) 838-5634

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes☐ No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2007
Common Stock, no par value	107,208

Applied Medical Devices, Inc.
Form 10-QSB
For the Quarter ended October 31, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS
ITEM 2,	MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3.	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS
SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Applied Medical Devices, Inc. (the "Company") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at October 31, 2007, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2007. The results of operations for the period ended October 31, 2007 are not necessarily an indication of operating results for the full year.

Applied Medical Devices, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Stated in US Dollars)
(Unaudited)

	October 31, 2007	April 30, 2007
	(Unaudited)	(Audited)
Assets
Current assets -
Cash and cash equivalents	$86,945	$120,771

Total Current Assets and Total Assets	$86,945	$120,771

Liabilities and Stockholders’ Equity
Current liabilities - Accrued expenses	$14,434	$—
Total Current Liabilities and Total Liabilities	14,434	—
Stockholders' equity
Common Stock - No par value, 750,000,000 shares authorized, 107,208 shares issued and outstanding at October 31, 2007 and at April 30, 2007	5,095,975	5,095,975
Accumulated deficit	(4,451,999)	(4,451,999)
Deficit accumulated during the development stage	(571,465)	(523,205)

Total Stockholders' Equity	72,511	120,771

Total Liabilities and Stockholders' Equity	$86,945	$120,771

SEE ACCOMPANYING NOTES

Applied Medical Devices, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
for the three and six months ended October 31, 2007 and 2006 and since being a development stage company
(stated in US Dollars)
(unaudited)

	Three Months Ended Oct. 31, 2007	Three Months Ended Oct. 31, 2006	Six Months Ended Oct. 31, 2007	Six Months Ended Oct. 31, 2006	During the Development Stage
Expenses
General and Administrative	$14,434	$11,078	$49,040	$22,634	887,547

Other Income
Interest and dividend income	780	—	780	1,723	149,587
Gain from sale of marketable securities	—	—	—	—	133,959
Other	—	—	—	—	32,536

Total other income	780	—	780	1,723	316,082

Net Loss	$(13,654)	$(11,078)	$(48,260))	$(20,911)	$(571,465)

Net loss per common share
basic and diluted	(0.13)	(0.10)	(0.45)	(0.20)

Weighted average number of common and common equivalent shares outstanding	107,208	107,208	107,208	104,916

SEE ACCOMPANYING NOTES

 Applied Medical Devices, Inc.
(A Development Stage Company)
For the six months ended October 31, 2007 and 2006 and during the development stage
Consolidated Statements of Cash Flows
(stated in US Dollars)
(Unaudited)

	Six Months ended October 31, 2007	Six Months ended October 31, 2006	During the Development Stage
Operating Activities:
Net loss	$(48,260)	$(20,911)	$(571,465)
Adjustments to reconcile net loss to
cash used in operating activities:
Gain from sale of marketable securities	—	—	(133,959)
Issuance of common stock for services	—	—	7,565
Changes in operating assets and liabilities:
Accounts receivable	—	—	4,903
Accrued expenses	14,434	1,802	(28,676)
Other	—	—	10
Cash flows (used) in operating activities	(33,826)	(19,109)	(721,622)
Investing activities:
Proceeds from sale of marketable securities	—	—	202,012
Asset rehabilitation fee	—	—	(52,066)
Cash flows provided by investing activities	—	—	149,946
Financing activities:
Proceeds from issuance of common stock	—	14,069	403,437
Proceeds from exercise of stock warrants	—	—	98,000
Proceeds from issuance of debt from related party	—	—	35,000
Repayment of debt to related party	—	—	(35,000)

Cash flows provided by financing activities	—	14,069	501,437

Net change in cash and cash equivalents	(33,826)	(5,040)	(70,239)
Cash and cash equivalents, beginning of period	120,771	166,004	157,184

Cash and cash equivalents, end of period	$86,945	$160,964	$86,945

SEE ACCOMPANYING NOTES

APPLIED MEDICAL DEVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2007
(Stated in US Dollars)
(Unaudited)
1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended April 30, 2007.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at October 31, 2007. Therefore, the adoption of this standard does not have an impact on the Company’s financial position and results of operations.

2. STOCKHOLDERS’ EQUITY

Common stock

The Company has 107,208 shares of its common stock issued and outstanding as of October 31, 2007. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

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

Results of Operations Three-Months Ended October 31, 2007 and October 31, 2006

During the three months ended October 31, 2007, the Company had no revenue and had a net loss of approximately $13,654. The Company incurred general and administrative costs of approximately $14,434 and had approximately $780 interest income during such period. During the three months ended October 31, 2006, the Company had no revenue and had a net loss of approximately $11,078. The Company incurred general and administrative costs of approximately $11,078 during such period and recorded no interest and dividend income. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

Results of Operations Six-Months Ended October 31, 2007 and October 31, 2006

During the six months ended October 31, 2007, the Company had no revenue and had a net loss of approximately $48,260. The Company incurred general and administrative costs of approximately $49,040 and had approximately $780 interest income during such period. During the six months ended October 31, 2006, the Company had no revenue and had a net loss of approximately $20,911. The Company incurred general and administrative costs of approximately $22,634 during such period and recorded interest and dividend income of approximately $1,723. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

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

Liquidity and Capital Resources

At October 31, 2007, the Company had working capital of $72,511 and we had $86,945 cash on hand and had no other assets to meet ongoing expenses or debts that may accumulate. During our development stage, we have accumulated a deficit of $571,465. As of October 31, 2007, we had accrued expenses totaling $14,434 consisting of amounts due to the Company’s consultant, stock transfer agent, EDGAR filing agent and professionals.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10−QSB, an evaluation was carried out by Thomas W. Colligan, our President, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Colligan concluded that as of October 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of the shareholders of the Company is scheduled for January 7, 2008, at 10:00 a.m., Pacific Standard Time for the following purposes:

1.	To ratify certain past actions of the Company which were previously approved by the Company’s Board of Directors and the holders of a majority of the Company’s issued and outstanding shares;

2.	To approve the reincorporation of the Company from the State of Colorado to the State of Delaware through a merger with Dalkeith Investments, Inc., a Delaware corporation; and

3.	To transact such other business as may properly come before the meeting or any adjournment(s) thereof.

No other matters were submitted to a vote of security holders during the period covered by this report or are presently scheduled.

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
APPLIED MEDICAL DEVICES, INC.

Date: December 14, 2007	By:	/s/ Thomas C. Colligan
Thomas C. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.