Form 10QSB
period 2008-01-31
APPLIED MEDICAL DEVICES INC
filed 2008-03-10
CIK 312258

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-9064

Dalkeith Investments, Inc.
(formerly Applied Medical Devices, Inc.)
(Exact name of small business issuer as specified in its charter)

Delaware	84-0789885
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

5528 Westcott Circle, Frederick, Maryland	21703
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number,	(301) 838-5634
including area code

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes  ☐ No

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2008
Common Stock, par value $.0001	107,208

Dalkeith Investments, Inc.
Form 10-QSB
For the Quarter ended January 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of Dalkeith Investments, Inc. (the "Company") have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at January 31, 2008, and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2007. The results of operations for the period ended January 31, 2008 are not necessarily an indication of operating results for the full year.

Dalkeith Investments, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Stated in US Dollars)
(Unaudited)

	January 31, 2008	April 30, 2007
	(Unaudited)	(Audited)
Assets
Current assets -
Cash and cash equivalents	$48,484	$120,771

Total Current Assets and Total Assets	$48,484	$120,771

Liabilities and Stockholders’ Equity
Current liabilities -
Accrued expenses	$1,950	$—

Total Current Liabilities and Total Liabilities	1,950	—
Stockholders' equity
Preferred Stock—$.0001 par value 10,000,000 shares authorized No shares issued and outstanding
Common Stock - $.0001 par value, 100,000,000 shares authorized, 107,208 shares issued and outstanding at January 31, 2008 and at April 30, 2007	11	5,095,975
Additional paid-in capital	5,095,964	—
Accumulated deficit	(4,451,999)	(4,451,999)

Deficit accumulated during the development stage	(597,442)	(523,205)

Total Stockholders' Equity	46,534	120,771

Total Liabilities and Stockholders' Equity	$48,484	$120,771

SEE ACCOMPANYING NOTES

Dalkeith Investments, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
for the three and nine months ended January 31, 2008 and 2007 and since being a development stage company
(stated in US Dollars)
(unaudited)
	Three	Three
	Months	Months
	Ended	Ended	Nine Months	Nine Months	During the
	Jan. 31,	Jan. 31,	Ended	Ended	Development
	2008	2007	Jan. 31, 2008	Jan. 31, 2007	Stage
Expenses

General and Administrative	$26,315	$6,653	$75,355	$29,287	913,862

Other Income
Interest and dividend income	338	—	1,118	1,723	149,925
Gain from sale of marketable securities	—	—	—	—	133,959
Other	—	—	—	—	32,536

Total other income	338	—	1,118	1,723	316,420

Net Loss	$(25,977)	$(6,653)	$(74,237)	$(27,564)	$(597,442)

Net loss per common share
basic and diluted	(0.24)	(0.06)	(0.69))	(0.26)

Weighted average number of common and common equivalent shares outstanding	107,208	107,208	107,208	106,547

SEE ACCOMPANYING NOTES

Dalkeith Investments, Inc.
(A Development Stage Company)
For the nine months ended January 31, 2008 and 2007 and during the development stage
Consolidated Statements of Cash Flows
(stated in US Dollars)
(Unaudited)

	Nine Months ended January 31, 2008	Nine Months ended January 31, 2007	During the Development Stage
Operating Activities:
Net loss	$(74,237)	$(27,564)	$(597,442)
Adjustments to reconcile net loss to cash used in operating activities:
Gain from sale of marketable securities	—	—	(133,959)
Issuance of common stock for services	—	—	7,565
Changes in operating assets and liabilities:
Accounts receivable	—	—	4,903
Accrued expenses	1,950	5,896	(41,160)
Other	—	—	10
Cash flows (used) in operating activities	(72,287)	(21,666)	(760,083)
Investing activities:
Proceeds from sale of marketable securities	—	—	202,012
Asset rehabilitation fee	—	—	(52,066)
Cash flows provided by investing activities	—	—	149,946
Financing activities:
Proceeds from issuance of common stock	—	14,069	403,437
Proceeds from exercise of stock warrants	—	—	98,000
Proceeds from issuance of debt from related party	—	—	35,000
Repayment of debt to related party	—	—	(35,000)

Cash flows provided by financing activities	—	14,069	501,437

Net change in cash and cash equivalents	(72,287)	(7,597)	(108,700)
Cash and cash equivalents, beginning of period	120,771	166,004	157,184

Cash and cash equivalents, end of period	$48,484	$158,407	$48,484

SEE ACCOMPANYING NOTES

DALKEITH INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008
(Stated in US Dollars)
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended April 30, 2007.

Business description

Dalkeith Investments, Inc. (the "Company") was originally incorporated on February 5, 1979 under the laws of the State of Colorado as Applied Medical Devices, Inc. to engage in the development and sale of medical devices and medical technology. In July 1986, the Company decided to discontinue its business operations and commenced disposing of its business assets. On February 11, 2008, the Company merged with Dalkeith Investments, Inc., a Delaware corporation which was specifically formed for the purpose of accomplishing a reincorporation merger with Applied Medical Devices, Inc. On February 11, 2008, the name of the Company was changed from Applied Medical Devices, Inc. to Dalkeith Investments, Inc. The accompanying financial statements include the updated capital structure resulting from the aforementioned reincorporation merger.

As of May 1, 1987, the Company had completed the disposition of its business operations. Since that time, the Company's operations have consisted of efforts to pursue other business opportunities and funding sources. Accordingly, the Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Basis of consolidation

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at January 31, 2008. Therefore, the adoption of this standard does not have an impact on the Company’s financial position and results of operations.

2.	STOCKHOLDERS’ EQUITY

Common stock

The Company has 107,208 shares of its common stock issued and outstanding as of January 31, 2008. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation — Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

Results of Operations Three-Months Ended January 31, 2008 and January 31, 2007

During the three months ended January 31, 2008, the Company had no revenue and had a net loss of approximately $25,977. The Company incurred general and administrative costs of approximately $26,315 and had approximately $338 interest income during such period. During the three months ended January 31, 2007, the Company had no revenue and had a net loss of approximately $6,653. The Company incurred general and administrative costs of approximately $6,653 during such period and recorded no interest and dividend income. The increase in general and administrative expense was principally attributable to an increase of $10,000 in consulting fees and costs associated with the reincorporation merger. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

Results of Operations Nine-Months Ended January 31, 2008 and January 31, 2007

During the nine months ended January 31, 2008, the Company had no revenue and had a net loss of approximately $774,237. The Company incurred general and administrative costs of approximately $75,355 and had approximately $1,118 interest income during such period. During the nine months ended January 31, 2007, the Company had no revenue and had a net loss of approximately $27,564. The Company incurred general and administrative costs of approximately $29,287 during such period and recorded interest and dividend income of approximately $1,723. The increase in general and administrative expense was principally attributable to an increase of $30,000 in consulting fees and costs associated with the reincorporation merger. As detailed on the accompanying consolidated statements of cash flows, there were no significant adjustments between the net loss and net change in cash.

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

Liquidity and Capital Resources

At January 31, 2008, the Company had working capital of $46,534 and we had $48,484 cash on hand and had no other assets to meet ongoing expenses or debts that may accumulate. During our development stage, we have accumulated a deficit of $597,442. As of January 31, 2008, we had accrued expenses totaling $1,950 consisting of amounts due to the Company’s auditor.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10−QSB, an evaluation was carried out by Thomas W. Colligan, our President, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Colligan concluded that as of January 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of the shareholders of the Company was held on January 24, 2008 for the following purposes:

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

Each of the matters presented for shareholder approval at the meeting were approved by the vote by the holders of a majority of the issued and outstanding shares. No other matters were submitted to a vote of security holders during the period covered by this report or are presently scheduled.

ITEM 5. OTHER INFORMATION

On February 11, 2008, the Company completed a reincorporation merger from Colorado to Delaware and the name of the Company was changed from Applied Medical Devices, Inc. to Dalkeith Investments, Inc. The authorized capital of the Company was changed from 750,000,000 shares of Common Stock, no par value to 110,000,000 shares comprising 100,000,000 shares of Common stock, par value $.0001 per share, and 10,000,000 shares of Preferred Stock, par value $.0001 per share. There were no changes in the number of the Company’s issued and outstanding shares and there was no change in the Company’s officers and directors as a result of the merger.

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

DALKEITH INVESTMENTS, INC.

Date: March 10, 2008	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.