Form 10-Q
period 2008-03-31
SINO SHIPPING HOLDINGS INC.
filed 2008-05-13
CIK 312258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

FORM 10-Q

[ ✓]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended	March 31, 2008
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

	For the transition period from	to

Commission file number 0-9064

Sino Shipping Holdings Inc.
(Exact name of Small Business Issuer as specified in its charter)

Delaware	84-0789885
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

No. 950 Dalina Road, Hi-Shanghai 8th Building, 5th Floor, Shanghai, China
(Address of principal executive offices)

86-21-5595-5927
______________________________________
(Registrant’s telephone number, including area code)

______________________________________
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

There were 24,633,202 shares of the registrant’s common stock outstanding as of May 12, 2008.

	SINO SHIPPING HOLDINGS INC.
	INDEX TO FORM 10-Q
	PART I. FINANCIAL INFORMATION
		Page No.
Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

	PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits	21

Signatures		22

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The condensed consolidated financial statements are expressed in U.S. dollars. In this report, references to “dollars,” “U.S. $” or “$” are to United States dollars.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,525,932	$116,411
Accounts receivable	765,000	500,980
Prepayments	2,365,545	2,365,545
Total current assets	4,656,477	2,982,936
NONCURRENT ASSETS:
Vessels, net	16,772,885	17,015,735
Total noncurrent assets	16,772,885	—
TOTAL ASSETS	$21,429,362	$19,998,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$—	$39,535
Current portion of long term bank loan	396,000	396,000
Total current liabilities	396,000	435,535
NONCURRENT LIABILITIES:
long term bank loan	210,000	309,000
TOTAL LIABILITIES	606,000	744,535

SHAREHOLDERS’ EQUITY:
Preferred stock- $0.0001 par value per share, 10,000,000 authorized, none issued or outstanding
at March 31, 2008 and none authorized preferred stock at December 31, 2007	—	—
Common stock- $0.0001 par value per share, 100,000,000 authorized; 24,633,202 shares issued and outstanding at March 31, 2008; and $0.1282 par value per share, 300,000,000 shares
authorized, 112,496,000 shares issued and outstanding at December 31, 2007	2,463	14,422,564
Additional paid-in capital	14,420,101	—
Retained earnings	6,400,798	4,831,572
TOTAL SHAREHOLDERS’ EQUITY	20,823,362	19,254,136
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,429,362	$19,998,671

See notes to condensed consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2008	2007

REVENUE:	$5,303,837	$1,173,872
OPERATING EXPENSES:
Vessels operating expenses	3,462,093	575,917
Depreciation	242,850	110,033
General and administrative expenses	18,498	12,849
TOTAL EXPENSES	3,723,441	698,799
OTHER EXPENSES:
Interest expenses	11,001	21,559
Bank charges	169	43
NET OTHER EXPENSES	11,170	21,602
NET INCOME	$1,569,226	$453,471

Earnings per common stock, basic	$0.0640	$0.0185
Earnings per common stock, diluted	$0.0640	$0.0185
Weighted average shares outstanding, basic	24,527,172	24,525,994
Weighted average shares outstanding, diluted	24,530,867	24,525,994

Note:	The number for the three months ended March 31, 2007 represents the number of shares issued by the Company for the share exchange (Note 3).

See notes to condensed consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balance as of January 1, 2008	$14,422,564	$—	$4,831,572	$19,254,136
Net income	—	—	1,569,226	1,569,226
Impact of share exchange (Note 3)	(14,420,101)	14,420,101	—	—
Balance as of March 31, 2008	$2,463	$14,420,101	$6,400,798	$20,823,362

See notes to condensed consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$1,569,226	$453,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	242,850	110,033
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(264,020)	500,980
Accrued expenses and other current liabilities	(39,535)	(516,212)
Net cash from operating activities	1,508,521	548,272

FINANCING ACTIVITIES:
Repayment of bank loan	(99,000)	(99,000)
Net cash used in financing activities	(99,000)	(99,000)

Net increase in cash	1,409,521	449,272
Cash and cash equivalents, beginning of period	116,411	32,726
Cash and cash equivalents, end of period	$1,525,932	$481,998

See notes to condensed consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.     GENERAL

      Sino Shipping Holdings Inc. (the “Company” or “Sino Shipping”) was incorporated on February 5, 1979 under the laws of the State of Colorado as Applied Medical Devices, Inc. to engage in the development and sale of medical devices and medical technology. In July 1986, the Company decided to discontinue its business operations and commenced disposing of its business assets. On February 11, 2008, the Company merged with Dalkeith Investments, Inc., a Delaware corporation which was specifically formed for the purpose of accomplishing a reincorporation merger with Applied Medical Devices, Inc. On February 11, 2008, the name of the Company was changed from Applied Medical Devices, Inc. to Dalkeith Investments, Inc.

      On March 31, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Fountainhead Capital Partners Limited (“FHCP”), an entity registered in Jersey (C.I.), Yongchen International Shipping Limited, a company incorporated in Hong Kong (“Yongchen”), Hengzhou International Shipping Limited, a company incorporated in Hong Kong (“Hengzhou”), Yongzheng International Marine Holdings Co., Ltd., a British Virgin Islands company (“Yongzheng”), and each of the other shareholders of Hengzhou (the “Other Shareholders”). Pursuant to the Share Exchange Agreement, Yongzheng transferred all of the issued and outstanding shares of Yongchen capital stock to the Company, and Yongzheng and the Other Shareholders transferred all of the issued and outstanding shares of Hengzhou capital stock to the Company, in exchange for 24,525,994 shares of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange, Yongchen and Hengzhou became the Company’s wholly-owned subsidiaries, and Yongzheng and the Other Shareholders acquired approximately 95% of the Company’s common stock.

      On March 31, 2008, the Share Exchange was completed, Yongchen and Hengzhou became the Company’s wholly-owned subsidiaries, and the businesses of Yongchen and Hengzhou were adopted as the Company’s business.

      Following the Share Exchange, the Company filed a Certificate of Ownership and Merger (the “Certificate”) with the Delaware Secretary of State pursuant to which Sino Shipping Holdings Inc., a Delaware corporation and the Company’s wholly-owned subsidiary (the “Subsidiary”), was merged into the Company. As a result of the filing of the Certificate, the Company’s name was changed from “Dalkeith Investments, Inc.” to “Sino Shipping Holdings Inc.” effective March 31, 2008.

2.    CHANGE OF FINANCIAL YEAR END DATE

     On March 31, 2008, in connection with the Share Exchange, the Company changed its fiscal year end date from April 30 to December 31.

3.    ACCOUNTING POLICIES

Basis of accounting and presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the

Securities and Exchange Commission’s instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008. The consolidated financial statements include the assets and liabilities, results of operations and cash flows of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

     On March 31, 2008, the Company entered into the Share Exchange Agreement pursuant to which it issued 24,525,994 shares of its common stock in exchange for all of the capital stock of Yongchen and Hengzhou. On March 31, 2008, the share exchange transaction was completed and it constituted a reverse takeover transaction. Accordingly, the purchase method under reverse takeover accounting is adopted for the preparation of consolidated financial statements. As a result, the consolidated financial statements are issued under the name of Sino Shipping (the legal acquirer), but are a continuation of the consolidated financial statements of Yongchen and Hengzhou (the accounting acquirers). The comparative figures are those of Yongchen and Hengzhou.

Revenue recognition.

     Voyage charter revenue from cargo freight billings are recognized in full as of the date on which the vessels complete their voyages. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the complete discharge of the current cargo. Time charter revenue from a vessel under an operating lease is recognized on a straight line basis over the term of the charter as service is provided.

Cash and cash equivalents

      The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. The carrying value of cash and cash equivalents approximates its fair value.

Vessels

      Each vessel is recorded at its cost, which consists of the vessel deposits, purchase price, acquisition and delivery costs. Deposits, installment payments, interest, financing costs, construction design, supervision costs and other pre-delivery costs incurred during the construction period for a vessel under construction are recorded as vessel deposits.

      Depreciation is provided on straight-line basis over the estimated useful life of each vessel, which is approximately 30 years.

      The carrying value of the vessel is evaluated when events or circumstances indicate that there has been a possible impairment in value, which would occur in the fiscal period when the net carrying value was no longer expected to be recovered from future estimated cash flows. Such evaluations include a comparison of current and anticipated operating cash flows, an assessment of future operations and other relevant factors. To the extent that the carrying value of the vessel exceeds its undiscounted estimated future cash flows, the vessel would be written down to its fair value.

3.      ACCOUNTING POLICIES (CONT’D)

Impairment of long-lived assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated from the use and ultimate disposition of the assets. If the carrying amount of the assets exceed its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Drydocking provisions

      In order to preserve the quality of the Company’s vessels, and to comply with international shipping standards and environmental laws and regulations, management believes it is necessary to adhere to a maintenance program of regularly scheduled dry-docking of the vessels. Each vessel will undergo a dry-docking at least two times every five years. During 2008, it is anticipated that no vessels in the fleet will undergo a dry-docking period.

Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

Fair value of financial instruments

      Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments”, requires the disclosure of fair values for all financial instruments, both on- and off-balance-sheet, for which it is practicable to estimate fair value. The Company estimates that there are no material variations between fair value and book value for its financial assets or liabilities as of March 31, 2008 and December 31, 2007.

Earnings per share

      Earnings per share are based on the weighted average number of common stock outstanding for the period presented. At March 31, 2008, the Company issued a warrant that represented the right to purchase 366,798 shares of common stock at an exercise price of $0.25 per share.

      Basic earnings per share is calculated by dividing net earnings available to common stock by the weighted average common stock outstanding. Diluted earnings per share is calculated similarly, except that it includes the incremental shares issuable upon the assumed exercise of the common stock warrant on March 31, 2008.

3.      ACCOUNTING POLICIES (CONT’D)

Distributions to shareholders

      The Company does not intend to pay cash dividends. The payment of dividends, if any, would be contingent upon the Company’s revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends is within the discretion of the Company’s Board of Directors. The Company presently intend to retain any earnings to provide funds for the operation and expansion of the Company’s business. Accordingly, the Company does not anticipate the declaration of any dividends in the foreseeable future.

4.      RECENTLY ISSUED ACCOUNTING STANDARDS

      In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under most other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007.

     In February 2007 the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.

     In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51” (SFAS 160). SFAS 160 is intended to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements with reference to a noncontrolling interest in a subsidiary. Such a noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent entity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“FAS 141R”). The objective of FAS 141R is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish this, FAS 141R establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 141R to have a material impact on its financial statements.

     In February 2008, the FASB issued FSP No. FAS157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS157-1”). FSP FAS157-1 amends FAS 157 to exclude FASB Statement No. 13 “Accounting for Leases” (“FAS 13”) and its related interpretive accounting pronouncements that address leasing transactions. The FASB decided to exclude leasing transactions covered by FAS 13 in order to allow it to more broadly consider the use of fair value measurements for these transactions as part of its project to comprehensively reconsider the accounting for leasing transactions. The Company does not expect the adoption of FAS 157 and FSP FAS157-1 to have a material impact on its financial statements.

5	.	VESSELS, NET
			March 31,	December 31,
			2008	2007
			US$	US$
		Vessels
		Cost	17,920,364	17,920,364
		Accumulated depreciation	(1,147,479)	(904,629)
		Net book value at end of the period	16,772,885	17,015,735
		Spare part	--	--
		Vessels, net	16,772,885	17,015,735

6	.	LONG TERM BANK LOAN
			March 31,	December 31,
			2008	2007
			US$	US$

		US$1.2 million principal bank loan	606,000	705,000

      A term loan of US$1,200,000 was raised by Yongchen on September 6, 2006. Repayments commenced from October 31, 2006 and will end on September 30, 2009. The loan bears interest at the rate of 7.25% per annum.

      The above term loan is secured, inter alia, by the following:

(i)	First priority ship mortgages over the Company’s vessel, “Qiao Yin”, with carrying amount of approximately US$2,599,492;

(ii)	First priority assignments of earnings, requisition compensation and insurance of the above vessel;

(iii)	Corporate guarantee by Hui Ming International Shipping Company Limited and Huisheng International Shipping Limited which are subsidiaries of Yongzheng; and

(iv)	Personal guarantee by the director, Mr. Xinyu Zhang.

      The term loan agreement provides that if at any time the aggregate fair value of the Company’s vessel that secure the obligations under the loan agreement is less than 130% of the outstanding loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage.

6.      LONG TERM BANK LOAN (CONT’D)

As of March 31, 2008, minimum repayments for the balance outstanding with respect to the bank loan were as follows:

	Year		US$

	2008		330,000

	2009		276,000
			606,000

7.	SHARE CAPITAL
		No. of shares	Amount
			US$
	Authorized:
	Common stock at $0.0001 par value per share	100,000,000	10,000
	Preferred stock at $0.0001 par value per share	10,000,000	1,000
	At March 31, 2008	110,000,000	11,000

	Issued and outstanding:
	At January 31, 2008	107,208	11
	Shares issued for acquisition of Yongchen and Hengzhou
	(Note 3)	24,525,994	2,452

	At March 31, 2008	24,633,202	2,463

8.       COMMITMENTS

      (a) As of March 31, 2008, Yongchen and Hengzhou were committed under charter party agreement with Pesco Oil Storage Corp. and Zhejiang Jiao Long Maritime Engineering Co., Ltd. to supply the vessels, Heng Zhou and Qiao Yin on a full-time basis for a fixed daily charter rate. The charter party agreements obligate the Company to certain performance criteria over the term of the agreement.

As of March 31, 2008, based on 100% utilization, the minimum future revenues to be received on committed time charter party agreement were approximately:

Year	US$

2008	2,647,125
2009	3,529,500
2010	3,529,500
2011	2,737,500
2012	2,647,500
15,091,125

      (b) On January 1, 2008 Yongchen entered into a time charter contract with Huiming International Shipping Limited, a subsidiary of Yongzheng, to in-charter Hui Ming for a period of three years at a rate of US $6,000 per day.

      On January 4, 2008 Yongchen entered into a time charter contract with Yong Heng Shipping Limited to in-charter Heng Shun for a period of three years at a rate of US $28,000 per day.

      At March 31, 2008, based on 100% utilization, the minimum future charter hire expenses to be payable on committed time charter party agreement were approximately:

Year	US$

2008	9,350,000
2009	12,410,000
2010	12,410,000
2011	84,000
34,254,000

     (c) On March 31, 2008, Hengzhou has entered into Ship Contribution Agreements pursuant to which it is acquiring Rong Sheng and Rong Da. See “Note 9. Related Party Transactions”

9.      RELATED PARTY TRANSACTIONS

      On August 18, 2006, certain of the Company’s stockholders who then owned approximately 82% of the Company’s common stock sold 205,698,790 shares of the Company’s common stock to FHCP for $700,000, plus the amount of cash and cash equivalents on the Company’s balance sheet as of the closing of such sale in excess of $170,000. The shares acquired by FHCP represented approximately 55% of the Company’s then issued and outstanding capital stock on a fully-diluted basis.

      On February 1, 2007, the Company entered into a services agreement with FHCP pursuant to which FHCP would provide strategic advisory services to the Company in exchange for a quarterly fee of $10,000. The agreement was terminated effective March 31, 2008.

      On January 1, 2008, Yongchen entered into a time charter contract with Huiming International Shipping Limited, a subsidiary of Yongzheng, to in-charter the vessel Hui Ming for a period of three years at a rate of US $6,000 per day.

      On March 31, 2008, the Company entered into a Ship Contribution Agreement with Hengzhou and Yongzheng International Shipping Limited (“YISL”), a subsidiary of Yongzheng, pursuant to which YISL will contribute the vessel “Rong Da” to Hengzhou in exchange for that number of shares of the Company’s common stock with a Fair Market Value (as defined in the agreement) equal to the vessel purchase price. On March 31, 2008, the Company entered into a Ship Contribution Agreement with Hengzhou and Huisheng International Shipping Limited, a subsidiary of Yongzheng, pursuant to which Huisheng will contribute the vessel “Rong Sheng” to Hengzhou in exchange for that number of shares of the Company’s common stock with a Fair Market Value (as defined in the agreement) equal to the vessel purchase price. Under both agreements, the vessel’s purchase price equals the vessel’s net realizable value at the date the vessel is accepted for delivery by Hengzhou, as determined by an independent appraiser chosen by the Company’s non-employee directors (or as otherwise agreed by FHCP and the Company), or its total build cost, whichever is lower.

      The Company’s executive offices are located in approximately 9,000 square feet of office space in Hi-Shanghai 8th Building in Shanghai, China. The Company leases the office space from Shanghai Yongzheng Marine, a subsidiary of Yongzheng, at a cost of $9,000 per year.

      Yongchen is a party to a loan agreement with Xiamen International Bank pursuant to which it borrowed $1,200,000 ($594,000 of which has been repaid as of March 31, 2008). The loan is secured by the vessel Qiao Yin, and is guaranteed by Huiming International Shipping Limited, a subsidiary of Yongzheng, and by Mr. Xinyu Zhang. Mr. Zhang is a director of the Company, the Company’s Chief Executive Officer and President, and the sole shareholder of Yongzheng.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the financial statements and the notes to those statements included in this Form 10-Q. This discussion contains, in addition to historical information, “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Words such as “believes,” “anticipates,” “expects,” “intends,” “may,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of, or demand for, minor bulk commodities, either globally or in particular regions; greater than anticipated levels of vessel newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; the availability to us of suitable vessels for acquisition or chartering-in on terms we deem favorable; our ability to attract and retain customers; and the risks described under “Risk Factors” in our Form 8-K filed on April 2, 2008, or in other documents which we file with the Securities and Exchange Commission (“SEC”). We assume no obligation to update or revise any forward-looking statements.

Background

      On March 31, 2008, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Fountainhead Capital Partners Limited, an entity registered in Jersey (C.I.) (“FHCP”), Yongchen International Shipping Limited, a company incorporated in Hong Kong (“Yongchen”), Hengzhou International Shipping Limited, a company incorporated in Hong Kong (“Hengzhou”), Yongzheng International Marine Holdings Co., Ltd., a British Virgin Islands company (“Yongzheng”), and each of the other shareholders of Hengzhou (the “Other Shareholders”). Prior to the consummation of the transactions under the Share Exchange Agreement, FHCP owned 60,498 shares (approximately 56%) of our common stock, Yongchen was wholly-owned by Yongzheng, and Hengzhou was approximately 70%-owned by Yongzheng.

      Pursuant to the Share Exchange Agreement, Yongzheng transferred all of the issued and outstanding shares of Yongchen capital stock to us, and Yongzheng and the Other Shareholders transferred all of the issued and outstanding shares of Hengzhou capital stock to us, in exchange for 24,525,994 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, Yongchen and Hengzhou became our wholly-owned subsidiaries, and Yongzheng and the Other Shareholders acquired approximately 95% of our common stock.

      In connection with the Share Exchange, we entered into a Ship Contribution Agreement, dated March 31, 2008, with Hengzhou and Yongzheng International Shipping Limited (“YISL”), a wholly-owned subsidiary of Yongzheng, pursuant to which YISL will contribute the vessel “Rong Da” to Hengzhou in exchange for that number of shares of our common stock with a Fair Market Value (as defined in the agreement) equal to the vessel purchase price. We also entered into a Ship Contribution Agreement, dated March 31, 2008, with Hengzhou and Huisheng International Shipping Limited, a wholly-owned subsidiary of Yongzheng, pursuant to which Huisheng will contribute the vessel “Rong Sheng” to Hengzhou in exchange for that number of shares of our common stock with a Fair Market Value (as defined in the agreement) equal to the vessel purchase price. Under both agreements, the vessel purchase price equals the vessel’s net realizable value as of the date the vessel is accepted for delivery by Hengzhou, as determined by an independent appraiser chosen by our non-employee directors (or as otherwise agreed by FHCP and us), or its total build cost, whichever is lower.

     Following the Share Exchange, we filed a Certificate of Ownership and Merger (the “Certificate”) with the Delaware Secretary of State pursuant to which Sino Shipping Holdings Inc., a Delaware corporation and our wholly-owned subsidiary (the “Subsidiary”), was merged into our company. As a result of the filing of the Certificate, our corporate name was changed from “Dalkeith Investments, Inc.” to “Sino Shipping Holdings Inc.” effective March 31, 2008.

On March 31, 2008, the Share Exchange was completed, Yongchen and Hengzhou became our wholly-owned subsidiaries, and the businesses of Yongchen and Hengzhou were adopted as our business. As such, the following discussion is focused on the current and historical operations of Yongchen and Hengzhou, and excludes the prior operations of Sino Shipping Holdings Inc.

Overview

     Through our two wholly-owned subsidiaries, Yongchen and Hengzhou, we provide maritime transportation services through the commercial operation of our fleet of owned and in-chartered vessels. We specialize in transporting minor bulk commodities, including log and forest products, iron and steel products, fertilizer, agricultural products, cement and palm oil, and basic chemical and petrochemical products in China and Southeast Asia.

     Our fleet consists of four shallow-draft bulk carriers and one oil/chemical tanker. We have entered into agreements to acquire two additional chemical tankers that currently are under construction.

					In-
Ship		Year			chartered	Deadweight
Name	Flag	built	Type	Owned by	by	Tons
Hui Ming	Sierra	1984	General	--	Yongchen[1]	7,500
	Leone		cargo
Long Xin	Sierra	1984	General	Yongchen	--	7,500
	Leone		cargo
Heng Shun	Panama	1981	Bulker	--	Yongchen[2]	44,363
Qiao Yin	Panama	1991	General	Yongchen	--	2,850
			cargo
Heng	Panama	2007	Chemical	Hengzhou	--	6,500
Zhou			tanker
Rong	Marshall	Under	Chemical	Hengzhou[3]	--	12,800
Sheng	Islands	construction	tanker
Rong Da	Hong	Under	Chemical	Hengzhou[3]	--	12,800
	Kong	Construction	tanker
[1]

On January 1, 2008, Yongchen entered into a time charter contract with Huiming International Shipping Limited, a subsidiary of Yongzheng, to in-charter Hui Ming for a period of three years at a rate of US $6,000 per day.

[2]	On January 4, 2008, Yongchen entered into a time charter contract with Yong Heng Shipping Limited to in-charter Heng Shun for a period of three years at a rate of US $28,000 per day.

[3]	Hengzhou has entered into Ship Contribution Agreements pursuant to which it is acquiring Rong Sheng and Rong Da.

     Our vessels are required to be dry-docked two times every five years, with a maximum of 36 months between inspections, for inspection of the underwater parts and for repairs related to inspections. The anticipated dry-docking schedule for our current operational fleet is as follows:

Vessel	Year	Owned	In-chartered	Last	Next Scheduled
Name	built	by	by	Dry-docked	Dry-docking
Hui Ming	1984	--	Yongchen	November, 2005	September 21, 2009[1]
Long Xin	1984	Yongchen	--	May, 2007	May 3, 2010
Heng Shun	1982	--	Yongchen	November, 2005	*
Qiao Yin	1991	Yongchen	--	November, 2005	July 8, 2009
Heng Zhou	2007	Hengzhou	--	May, 2007	To be determined

[1]	Based on information provided by the vessel owner, Huiming International Shipping Limited (a subsidiary of Yongzheng).

* Yong Heng Shipping Limited, the vessel owner, has not advised us of the dry-docking schedule.

     Our transportation services are generally provided under two basic types of contractual relationships: time charters and voyage charters. A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the service of the charterer. Under a voyage charter, the owner of a vessel provides the vessel for the transport of goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, a specified total amount.

Results of Operations

      The following table sets forth our results of operations for the periods indicated (in US dollars):

	Quarter ended March 31, 2008	Quarter ended March 31, 2007
Revenue	5,303,837	1,173,872
Operating expenses	(3,723,441)	(698,799)
Operating earnings	1,580,396	475,073
Other expenses	(11,170)	(21,602)
Net income	1,596,226	453,471

      Revenue. Our revenue was $5,303,837 for the quarter ended March 31, 2008 compared to $1,173,872 for the quarter ended March 31, 2007, an increase of $4,129,965 or 352%. This increase in revenue was mainly attributable to revenue derived from the newly owned vessel, Heng Zhou and the newly in-chartered vessels, Hui Ming and Heng Shun.

      The breakdown between voyage and time charter revenues for each vessel are as follows:

Quarter ended March 31,	Voyage Charter	Time Charter
2007	Long Xin: $975,872	Qiao Yin: $198,000
2008	Long Xin: $1,084,624	Qiao Yin: $198,000
	Hui Ming: $1,095,018	Heng Zhou: $675,000
Heng Shun: $2,251,195

      Operating expenses and Operating Earnings. Our operating expenses were $3,723,441 for the quarter ended March 31, 2008 compared to $698,799 for the quarter ended March 31, 2007, an increase of $3,024,642 or 433%. This increase in operating expenses was mainly attributable to expenses derived from the newly owned vessel, Heng Zhou, and the newly in-chartered vessels, Hui Ming and Heng Shun. Operating earnings increased by $1,105,323 or 233% to $1,580,396 for the quarter ended March 31, 2008 from $ 475,073 for the quarter ended March 31, 2007. The increase in operating earnings was primarily attributable to the operation of the newly owned vessel, Heng Zhou, and the newly in-chartered vessels, Hui Ming and Heng Shun, for the quarter ended March 31, 2008. Operating earnings decreased as a percent of revenue from 40.47% for the quarter ended March 31, 2007 to 29.8% for the quarter ended March 31, 2008 due to charter hire expenses of $1,656,000 for the newly in-chartered vessels, Hui Ming and Heng Shun, for the quarter ended March 31, 2008.

      The breakdown between voyage and time charter expenses for each vessel are as follows:

Quarter ended March 31,	Voyage Charter	Time Charter
2007	Long Xin: $602,293	Qiao Yin: $96,506
2008	Long Xin: $577,620	Qiao Yin: $106,522
	Hui Ming: $788,086	Heng Zhou: $263,766
Heng Shun: $1,987,447

      The expenses related for maintenance, repairs and parts to our owned vessels are as follows:

	Quarter ended	Quarter ended
Vessel	March 31, 2008	March 31, 2007
Qiao Yin	$--	$--
Long Xin	$19,167	$7,587
Heng Zhou	$--	$--

      Other expenses. Other expenses are comprised principally of interest expense, which primarily reflects the finance cost of Yongchen's bank loan. Interest expense was $11,001 for the quarter ended March 31, 2008 and $21,559 for the quarter ended March 31, 2007. As a percent of revenue, our interest expense decreased from 1.84% for the quarter ended March 31, 2007 to 0.21% for the quarter ended March 31, 2008.

      Net income. Net income for the quarter ended March 31, 2008 was $1,569,226, or 29.59% of revenue, and was $453,471, or 38.63% of revenue for the quarter ended March 31, 2007. The increase in net income was attributable to the operation of the newly owned vessel, Heng Zhou and the newly in-chartered vessels, Hui Ming and Heng Shun, for the quarter ended March 31, 2008.

Liquidity and Capital Resources

      At March 31, 2008, we had cash and cash equivalents of $1.53 million. We did not engage in any hedging activities relating to foreign exchange, interest rates or other risks for the quarter ended March 31, 2008.

     At March 31, 2008, our current assets were $4,656,477 and current liabilities were $396,000, resulting in a current ratio of approximately 11.76 to 1. At December 31, 2007, our current assets and current liabilities were $2,983,936 and $435,535, respectively, resulting in a current ratio of approximately 6.85 to 1.

     Net cash used in operating activities was $1,508 for the quarter ended March 31, 2008 compared to $12,636 for the quarter ended March 31, 2007. This increase of net operating cash outflow is mainly attributable to an increase in legal and professional expenses.

      Net cash from investing activities was $1,525,932 for the quarter ended March 31, 2008 compared to zero for the quarter ended March 31, 2007. This increase of net cash inflow from investing activities is mainly attributable to the cash received from acquisitions of subsidiaries.

      Our capital expenditures for 2008 is anticipated to be approximately $1 million. The capital for these expenditures is expected to be financed by our operating income.

Critical Accounting Policies and Estimates

      This management’s discussion and analysis of financial condition and results of operations is based upon or derived from our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. The preparation of such financial statements and the application of such accounting policies may require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

     Revenue recognition. Voyage charter revenue from cargo freight billings are recognized in full as of the date on which the vessels complete their voyages. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the complete discharge of the current cargo. Time charter revenue from a vessel under an operating lease is recognized on a straight line basis over the term of the charter as service is provided.

     Vessels. Each vessel is recorded at its cost, which consists of the vessel deposits, purchase price, acquisition and delivery costs. Deposits, installment payments, interest, financing costs, construction design, supervision costs and other pre-delivery costs incurred during the construction period for a vessel under construction are recorded as vessel deposits.

     Depreciation is provided on straight-line basis over the estimated useful life of each vessel, which is approximately 30 years.

     The carrying value of the vessel is evaluated when events or circumstances indicate that there has been a possible impairment in value, which would occur in the fiscal period when the net carrying value was no longer expected to be recovered from future estimated cash flows. Such evaluations include a comparison of current and anticipated operating cash flows, an assessment of future operations and other relevant factors. To the extent that the carrying value of the vessel exceeds its undiscounted estimated future cash flows, the vessel would be written down to its fair value.

     Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

     Recently Issued Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157.

     We do not anticipate that the adoption of this standard will have a material impact on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      An evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal controls

      There have been no changes in our internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

     We held a special meeting of stockholders on January 24, 2008. At the meeting, our stockholders voted upon (1) the ratification of a 1 for 3,400 reverse split of our common stock that was previously approved by our Board of Directors and the holders of a majority of our issued and outstanding shares, and (2) the reincorporation of our company from the State of Colorado to the State of Delaware. The following is a tabulation of the votes:

(1) Ratification of Reverse Split	For	Against	Abstain
	72,711	549	5

(2) Reincorporation	For	Against	Abstain
	72,966	2,296	3

Item 6.	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Sino Shipping Holdings Inc.

Date: May 13, 2008	By:	/s/ Xinyu Zhang
Name: Xinyu Zhang
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2008	By:	/s/ Lifang Huang
Name: Lifang Huang
Title: Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002