Form 10-Q
period 2008-06-30
SINO SHIPPING HOLDINGS INC.
filed 2008-07-25
CIK 312258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ ✓ ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended	June 30, 2008

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________________________ to ________________________________

Commission file number 0-9064

Sino Shipping Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-0789885
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

No. 950 Dalina Road, Hi-Shanghai 8th Building, 5th Floor, Shanghai, China
(Address of principal executive offices)

86-21-5595-5927
(Registrant’s telephone number, including area code)

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

There were 24,783,202 shares of the registrant’s common stock outstanding as of July 24, 2008.

SINO SHIPPING HOLDINGS INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

		Page No.

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 6.	Exhibits	21

Signatures		22

PART I.      FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The condensed consolidated financial statements are expressed in U.S. dollars. In this report, references to “dollars,” “U.S. $” or “$” are to United States dollars.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,191,450	$116,411
Accounts receivable	1,166,000	500,980
Prepayments	4,359,682	2,365,545
Total current assets	6,717,132	2,982,936
NONCURRENT ASSETS:
Vessels, net	16,620,181	17,015,735
TOTAL ASSETS	$23,337,313	$19,998,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$—	$39,535
Current portion of long term bank loan	396,000	396,000
Total current liabilities	396,000	435,535
NONCURRENT LIABILITIES:
Long term bank loan	111,000	309,000
TOTAL LIABILITIES	507,000	744,535

SHAREHOLDERS’ EQUITY:
Preferred stock- $0.0001 par value per share, 10,000,000 authorized, none issued or outstanding
at June 30, 2008, and no authorized preferred stock at December 31, 2007	—	—
Common stock- $0.0001 par value per share, 100,000,000 authorized; 24,633,202 shares issued and outstanding at June 30, 2008; and $0.1282 par value per share, 300,000,000 shares
authorized, 112,496,000 shares issued and outstanding at December 31, 2007	2,463	14,422,564
Additional paid-in capital	14,420,101	—
Retained earnings	8,407,749	4,831,572
TOTAL SHAREHOLDERS’ EQUITY	22,830,313	19,254,136
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,337,313	$19,998,671

See notes to condensed consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2008	2007		2007

REVENUES:	$7,841,227	$1,097,025	$13,145,064	$2,270,897
OPERATING EXPENSES:
Vessels operating expenses	5,643,805	454,396	9,105,898	1,030,313
Depreciation	152,704	110,032	395,554	220,065
General and administrative expenses	28,498	12,093	46,996	24,942
TOTAL OPERATING EXPENSES	5,825,007	576,521	9,548,448	1,275,320
OPERATING INCOME	2,016,220	520,504	3,596616	995,577
OTHER EXPENSE:
Interest expense	8,671	20,178	19,672	41,737
Bank charges	598	426	767	469
NET OTHER EXPENSE	9,269	20,604	20,439	42,206
NET INCOME	$2,006,951	$499,900	$3,576,177	$953,371

Earnings per common stock, basic	$0.08	$0.02	$0.15	$0.04
Earnings per common stock, diluted	$0.08	$0.02	$0.14	$0.04
Weighted average shares outstanding, basic	24,633,202	24,525,994	24,580,187	24,525,994
Weighted average shares outstanding, diluted	24,969,434	24,525,994	24,750,150	24,525,994

Note:    The number for the six months ended June 30, 2007 represents the number of shares issued by the Company for the share exchange (Note 3).

See notes to condensed consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balance as of January 1, 2008	$14,422,564	$—	$4,831,572	$19,254,136
Net income	—	—	3,576,177	3,576,177
Impact of share exchange (Note 3)	(14,420,101)	14,420,101	—	—
Balance as of June 30, 2008 (unaudited)	$2,463	$14,420,101	$8,407,749	$22,830,313

See notes to condensed consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$3,576,177	$953,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	395,554	110,033
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(665,020)	69,223
Prepayments	(1,994,137)	—
Accrued expenses and other current liabilities	(39,535)	23,410
Net cash provided by operating activities	1,273,039	1,156,037

FINANCING ACTIVITIES:
Repayment of bank loan	(198,000)	(198,000)
Net cash used in financing activities	(198,000)	(198,000)

Net increase in cash	1,075,039	958,037
Cash and cash equivalents, beginning of period	116,411	32,726
Cash and cash equivalents, end of period	$1,191,450	$990,763

Supplemental Cash Flow Information – Cash paid for interest	$8,671	20,178

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

           Following the Share Exchange, the Company filed a Certificate of Ownership and Merger (the “Certificate”) with the Delaware Secretary of State pursuant to which Sino Shipping Holdings Inc., a Delaware corporation and the Company’s wholly-owned subsidiary, was merged into the Company. As a result of the filing of the Certificate, the Company’s name was changed from “Dalkeith Investments, Inc.” to “Sino Shipping Holdings Inc.” effective March 31, 2008.

2.         CHANGE OF FINANCIAL YEAR END DATE

          On March 31, 2008, in connection with the Share Exchange, the Company changed its fiscal year end date from April 30 to December 31.

3.         ACCOUNTING POLICIES

Basis of accounting and presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008. The consolidated financial statements include the assets and liabilities, results of operations and cash flows of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

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

Impairment of long-lived assets

          In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated from the use and ultimate disposition of the assets. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

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

Fair value of financial instruments

           Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments”, requires the disclosure of fair values for all financial instruments, both on- and off-balance-sheet, for which it is practicable to estimate fair value. The Company estimates that there are no material variations between fair value and book value for its financial assets or liabilities as of June 30, 2008 and December 31, 2007.

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

Distributions to shareholders

           The Company does not intend to pay cash dividends. The payment of dividends, if any, would be contingent upon the Company’s revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends is within the discretion of the Company’s Board of Directors. The Company presently intends to retain any earnings to provide funds for the operation and expansion of the Company’s business. Accordingly, the Company does not anticipate the declaration of any dividends in the foreseeable future.

4.          RECENTLY ISSUED ACCOUNTING STANDARDS

           In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to items such as long-lived asset groups measured at fair value for an impairment assessment. The effects of the remaining aspects of SFAS 157 are to be applied by the Company to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on its consolidated results of operations or financial condition.

          In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.

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

5.	VESSELS, NET
		June 30,	December 31,
		2008	2007
		US$	US$
	Vessels
	Cost	17,920,364	17,920,364

	Accumulated depreciation	(1,300,183)	(904,629)
	Net book value at end of the period	16,620,181	17,015,735

	Spare part	--	--
	Vessels, net	16,620,181	17,015,735
6.	LONG TERM BANK LOAN
		June 30,	December 31,
		2008	2007
		US$	US$

	US$1.2 million principal bank loan	507,000	705,000

           A term loan of US$1,200,000 was raised by Yongchen on September 6, 2006. Repayments commenced from October 31, 2006 and will end on September 30, 2009. The loan bears interest at the rate of 7.25% per annum.

          The above term loan is secured, inter alia, by the following:

(i)	First priority ship mortgages over the Company’s vessel, “Qiao Yin”, with carrying amount of approximately US$2,555,931;

(ii)	First priority assignments of earnings, requisition compensation and insurance of the above vessel;

(iii)	Corporate guarantee by Hui Ming International Shipping Co., Ltd. and Huisheng International Shipping Limited which are subsidiaries of Yongzheng; and

(iv)	Personal guarantee by the director, Mr. Xinyu Zhang.

           The term loan agreement provides that if at any time the aggregate fair value of the Company’s vessel that secures the obligations under the loan agreement is less than 130% of the outstanding loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage.

           As of June 30, 2008, minimum repayments for the balance outstanding with respect to the bank loan were as follows:

Year	US$
2008	198,000
2009	309,000
507,000

7.	SHARE CAPITAL
		No. of shares	Amount
			US$
Authorized:
Common stock at $0.0001 par value per share		100,000,000	10,000

Preferred stock at $0.0001 par value per share		10,000,000	1,000
At June 30, 2008		110,000,000	11,000

Issued and outstanding:
At January 31, 2008		107,208	11
Shares issued for acquisition of Yongchen and Hengzhou		24,525,994	2,452
(Note 3)

At June 30, 2008		24,633,202	2,463

8.           COMMITMENTS

           (a) As of June 30, 2008, Yongchen and Hengzhou were committed under charter party agreements with Pesco Oil Storage Corp. and Zhejiang Jiao Long Maritime Engineering Co., Ltd. to supply the vessels, Heng Zhou and Qiao Yin, on a full-time basis for a fixed daily charter rate. The charter party agreements obligate Yongchen and Hengzhou, as the case may be, to certain performance criteria over the terms of the agreements.

           As of June 30, 2008, based on 100% utilization, the minimum future revenues to be received on committed time charter party agreements were approximately:

Year	US$

2008	1,764,750
2009	3,529,500
2010	3,529,500
2011	2,737,500

2012	2,647,500
14,208,750

           (b) On January 1, 2008 Yongchen entered into a time charter contract with Hui Ming International Shipping Co., Ltd., a subsidiary of Yongzheng, to in-charter Hui Ming for a period of three years at a rate of US $6,000 per day.

           On January 4, 2008 Yongchen entered into a time charter contract with Yong Heng Shipping Limited to in-charter Heng Shun for a period of three years at a rate of US $28,000 per day.

           At June 30, 2008, based on 100% utilization, the minimum future charter hire expenses to be payable on committed time charter party agreement were approximately:

Year	US$

2008	6,205,000
2009	12,410,000
2010	12,410,000

2011	84,000
31,109,000

          (c) On March 31, 2008, Hengzhou and the Company entered into Ship Contribution Agreements pursuant to which Hengzhou will acquire two vessels - Rong Sheng and Rong Da. See “Note 9. Related Party Transactions”

9.           RELATED PARTY TRANSACTIONS

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

           On January 1, 2008, Yongchen entered into a time charter contract with Hui Ming International Shipping Co., Ltd., a subsidiary of Yongzheng, to in-charter the vessel Hui Ming for a period of three years at a rate of US $6,000 per day.

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

           Yongchen is a party to a loan agreement with Xiamen International Bank pursuant to which it borrowed $1,200,000 ($693,000 of which has been repaid as of June 30, 2008). The loan is secured by the vessel Qiao Yin, and is guaranteed by Hui Ming International Shipping Co., Ltd. and Huisheng International Shipping Limited, subsidiaries of Yongzheng, and by Mr. Xinyu Zhang. Mr. Zhang is a director of the Company, the Company’s Chief Executive Officer and President, and the sole shareholder of Yongzheng.

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

          Following the Share Exchange, we filed a Certificate of Ownership and Merger (the “Certificate”) with the Delaware Secretary of State pursuant to which Sino Shipping Holdings Inc., a Delaware corporation and our wholly-owned subsidiary, was merged into our company. As a result of the filing of the Certificate, our corporate name was changed from “Dalkeith Investments, Inc.” to “Sino Shipping Holdings Inc.” effective March 31, 2008.

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

Ship		Year			In-chartered	Deadweight
Name	Flag	built	Type	Owned by	by	Tons
Hui Ming	Sierra	1984	General	--	Yongchen[1]	7,500
	Leone		cargo
Nan Jing[2]	Sierra	1984	General	Nanjing	--	7,500
	Leone		cargo	Shipping
				Limited[2]
Heng Shun	Panama	1981	Bulker	--	Yongchen[3]	44,363
Qiao Yin	Panama	1991	General	Yongchen	--	2,850
			cargo
Heng	Panama	2007	Chemical	Hengzhou	--	6,500
Zhou			tanker
Rong	Marshall	Under	Chemical	Hengzhou[4]	--	12,800
Sheng	Islands	construction	tanker
Rong Da	Hong	Under	Chemical	Hengzhou[4]	--	12,800
	Kong	construction	tanker
[1]

On January 1, 2008, Yongchen entered into a time charter contract with Huiming International Shipping Limited, a subsidiary of Yongzheng, to in-charter Hui Ming for a period of three years at a rate of US $6,000 per day.

[2]	Our vessel, Long Xin, was transferred by Yongchen to our newly-formed Hong Kong subsidiary, Nanjing Shipping Limited, and the vessel was re-named “Nan Jing”.

[3]	On January 4, 2008, Yongchen entered into a time charter contract with Yong Heng Shipping Limited to in-charter Heng Shun for a period of three years at a rate of US $28,000 per day.

4	Hengzhou has entered into Ship Contribution Agreements pursuant to which it is acquiring Rong Sheng and Rong Da.

          Our vessels are required to be dry-docked two times every five years, with a maximum of 36 months between inspections, for inspection of the underwater parts and for repairs related to inspections. The anticipated dry-docking schedule for our current operational fleet is as follows:

	Year		In-chartered		Next Scheduled
Ship Name	built	Owned by	by	Last Dry-docked	Dry-docking
Hui Ming	1984	--	Yongchen	November, 2005	September 21, 2009[1]
Nan Jing[2]	1984	Nanjing[2]	--	May, 2007	May 3, 2010
Heng Shun	1982	--	Yongchen	November, 2005	*
Qiao Yin	1991	Yongchen	--	November, 2005	July 8, 2009
Heng Zhou	2007	Hengzhou	--	May, 2007	To be determined
[1]	Based on information provided by the vessel owner, Huiming International Shipping Limited (a subsidiary of Yongzheng).

[2]	Our vessel, Long Xin, was transferred by Yongchen to our newly-formed Hong Kong subsidiary, Nanjing Shipping Limited, and the vessel was re-named “Nan Jing”.

*	Yong Heng Shipping Limited, the vessel owner, has not advised us of the dry-docking schedule.

          Our transportation services generally are provided under two basic types of contractual relationships: time charters and voyage charters. A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the service of the charterer. Under a voyage charter, the owner of a vessel provides the vessel for the transport of goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, a specified total amount.

Results of Operations

          The following table sets forth our results of operations for the periods indicated (in US dollars):

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	13,145,064	2,270,897	7,841,227	1,097,025
Operating expenses	(9,548,448)	(1,275,320)	(5,825,007)	(576,521)
Operating earnings	3,596,616	995,577	2,016,220	520,504
Other expenses	(20,439)	(42,206)	(9,269)	(20,604)
Net income	3,576,177	953,371	2,006,951	499,900

           Revenue. Our revenue was $13,145,064 for the six months ended June 30, 2008 compared to $2,270,897 for the six months ended June 30, 2007, an increase of $10,874,167 or 479%. This increase in revenue was mainly attributable to revenue derived from the newly owned vessel, Heng Zhou and two newly in-chartered vessels, Hui Ming and Heng Shun.

           Our revenue was $7,841,227 for the three months ended June 30, 2008 compared to $1,097,025 for the three months ended June 30, 2007, an increase of $6,744,202 or 615%. This increase in revenue was mainly attributable to revenue derived from the newly owned vessel, Heng Zhou and two newly in-chartered vessels, Hui Ming and Heng Shun.

          The breakdown between voyage and time charter revenues for each vessel are as follows:

Three months	Voyage Charter	Time Charter
ended June 30,
2007	Nan Jing[1]: $899,025	Qiao Yin: $198,000
2008	Nan Jing[1]: $1,103,035	Qiao Yin: $198,000
	Hui Ming: $1,165,605	Heng Zhou: $675,000
Heng Shun: $4,699,587

Six months	Voyage Charter	Time Charter
ended June 30,
2007	Nan Jing[1]: $1,874,897	Qiao Yin: $396,000
2008	Nan Jing[1]: $2,187,659	Qiao Yin: $396,000
	Hui Ming: $2,260,623	Heng Zhou: $1,350,000
Heng Shun: $6,950,782

[1]	Our vessel, Long Xin, was transferred by Yongchen to our newly-formed Hong Kong subsidiary, Nanjing Shipping Limited, and the vessel was re-named “Nan Jing”.

           Operating expenses and operating earnings. Our operating expenses were $5,825,007 for the three months ended June 30, 2008 compared to $576,521 for the three months ended June 30, 2007, an increase of $5,248,486 or 910%. This increase in operating expenses was mainly attributable to expenses derived from the newly owned vessel, Heng Zhou, and two newly in-chartered vessels, Hui Ming and Heng Shun. Operating earnings increased by $1,495,716 or 287% to $2,016,220 for the three months ended June 30, 2008 from $520,504 for the three months ended June 30, 2007. The increase in operating earnings was primarily attributable to the operation of the newly owned vessel, Heng Zhou, and two newly in-chartered vessels, Hui Ming and Heng Shun, for the three months ended June 30, 2008. Operating earnings decreased as a percent of revenue from 47.45% for the three months ended June 30, 2007 to 25.71% for the three months ended June 30, 2008 due to charter hire expenses of $2,916,000 for two newly in-chartered vessels, Hui Ming and Heng Shun, for the three months ended June 30, 2008.

           Our operating expenses were $9,548,448 for the six months ended June 30, 2008 compared to $1,275,320 for the six months ended June 30, 2007, an increase of $8,273,128 or 649%. This increase in operating expenses was mainly attributable to expenses derived from the newly owned vessel, Heng Zhou, and two newly in-chartered vessels, Hui Ming and Heng Shun. Operating earnings increased by $2,601,039 or 261% to $3,596,616 for the six months ended June 30, 2008 from $995,577 for the six months ended June 30, 2007. The increase in operating earnings was primarily attributable to the operation of the newly owned vessel, Heng Zhou, and two newly in-chartered vessels, Hui Ming and Heng Shun, for the six months ended June 30, 2008. Operating earnings decreased as a percent of revenue from 43.84% for the the six months ended June 30, 2007 to 27.36% for the six months ended June 30, 2008 due to charter hire expenses of $4,572,000 for two newly in-chartered vessels, Hui Ming and Heng Shun, for the six months ended June 30, 2008.

          The breakdown between voyage and time charter expenses for each vessel are as follows:

Three months	Voyage Charter	Time Charter
ended June 30,
2007	Nan Jing[1]: $479,963	Qiao Yin: $96,558
2008	Nan Jing[1]: $651,940	Qiao Yin: $106,438
	Hui Ming: $840,035	Heng Zhou: $183,155
Heng Shun: $4,033,439

Six months	Voyage Charter	Time Charter
ended June 30,
2007	Nan Jing[1]: $1,082,256	Qiao Yin: $193,064
2008	Nan Jing[1]: $1,229,560	Qiao Yin: $212,960
	Hui Ming: $1,628,121	Heng Zhou: $446,921
Heng Shun: $6,020,886

[1]	Our vessel, Long Xin, was transferred by Yongchen to our newly-formed Hong Kong subsidiary, Nanjing Shipping Limited, and the vessel was re-named “Nan Jing”.

The expenses for maintenance, repairs and parts to our owned vessels are as follows:

	Three months ended	Three months ended
Vessel	June 30, 2008	June 30, 2007
Qiao Yin	$--	$--
Nan Jing	$33,199	$30,977
Heng Zhou	$--	$--

           Other expenses. Other expenses are comprised principally of interest expense, which primarily reflects the finance cost of Yongchen’s bank loan. Interest expense was $8,671 for the three months ended June 30, 2008 and $20,178 for the three months ended June 30, 2007. As a percent of revenue, our interest expense decreased from 1.84% for the three months ended June 30, 2007 to 0.11% for the three months ended June 30, 2008.

           Other expenses comprised principally of interest expense, which primarily reflects the finance cost of Yongchen’s bank loan. Interest expense was $19,672 for the six months ended June 30, 2008 and $41,737 for the six months ended June 30, 2007. As a percent of revenue, our interest expense decreased from 1.84% for the six months ended June 30, 2007 to 0.15% for the six months ended June 30, 2008.

           Net income. Net income for the three months ended June 30, 2008 was $2,006,951, or 25,59% of revenue, and was $499,900, or 45.57% of revenue for the three months ended June 30, 2007. The increase in net income was attributable to the operation of the newly owned vessel, Heng Zhou and two newly in-chartered vessels, Hui Ming and Heng Shun, for the three months ended June 30, 2008.

           Net income for the six months ended June 30, 2008 was $3,576,177, or 27.21% of revenue, and was $953,371, or 41.98% of revenue for the six months ended June 30, 2007. The increase in net income was attributable to the operation of the newly owned vessel, Heng Zhou and two newly in-chartered vessels, Hui Ming and Heng Shun, for the six months ended June 30, 2008.

Liquidity and Capital Resources

           At June 30, 2008, we had cash and cash equivalents of $1.19 million. We did not engage in any hedging activities relating to foreign exchange, interest rates or other risks for the six months ended June 30, 2008.

          At June 30, 2008, our current assets were $6,717,132 and current liabilities were $396,000, resulting in a current ratio of approximately 16.96 to 1. At December 31, 2007, our current assets and current liabilities were $2,983,936 and $435,535, respectively, resulting in a current ratio of approximately 6.85 to 1.

          Net cash from operating activities was $1,273,039 for the six months ended June 30, 2008 compared to $1,156,037 for the six months ended June 30, 2007. This increase of net operating cash inflow was mainly attributable to an increase in net income.

           Net cash used in financing activities was $198,000 for the six months ended June 30, 2008 and for the six months ended June 30, 2007.

          In the second half of 2008, we intend to acquire two vessels (in addition to those expected to be acquired pursuant to the Ship Contribution Agreements) and time charter in three vessels, resulting in anticipated capital expenditures of approximately $23 million. We intend to finance the acquisitions through bank loans or the issuance of debt or equity securities. As of June 30, 2008, we have not entered into any agreements to acquire (or to finance the acquisition of) such additional vessels.

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

          Vessels. Each vessel is recorded at its cost, which consists of the vessel deposits, purchase price, acquisition and delivery costs. Deposits, installment payments, interests, financing costs, construction design, supervision costs and other pre-delivery costs incurred during the construction period for a vessel under construction are recorded as vessel deposits.

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

Item 4T.      Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

           An evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

          Changes in internal controls

           There have been no changes in our internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

           Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sino Shipping Holdings Inc.

Date:	July 24, 2008	By:	/s/ Xinyu Zhang
Name: Xinyu Zhang
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 24, 2008	By:	/s/ Lifang Huang
Name:Lifang Huang
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