Form 10-Q
period 2008-09-30
SINO SHIPPING HOLDINGS INC.
filed 2008-11-19
CIK 312258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _______________________________

Commission file number 0-9064

Sino Shipping Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-0789885
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

No. 950 Dalian Road, Hi-Shanghai 8th Building, 4th Floor, Shanghai, China 200092
(Address of principal executive offices)

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

There were 24,827,932 shares of the registrant’s common stock outstanding as of November 12, 2008.

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

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$275,952	$116,411
Accounts receivable	2,124,425	500,980
Other receivables	14,062	—
Prepayments	2,231,313	2,365,545
Total current assets	4,645,752	2,982,936
NONCURRENT ASSETS:
Property, plant and equipment, net	20,719	—
Vessels, net	20,790,939	17,015,735
TOTAL ASSETS	$25,457,410	$19,998,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$—	$39,535
Current portion of long term bank loan	408,000	396,000
Total current liabilities	408,000	435,535
NONCURRENT LIABILITIES:
Long term bank loan	—	309,000
TOTAL LIABILITIES	408,000	744,535

SHAREHOLDERS’ EQUITY:
Preferred stock- $0.0001 par value per share, 10,000,000 authorized, none issued or outstanding
at September 30, 2008, and no authorized preferred stock at December 31, 2007	—	—
Common stock- $0.0001 par value per share, 100,000,000 authorized; 24,783,202 shares issued and outstanding at September 30, 2008; and $0.1282 par value per share, 300,000,000
shares authorized, 112,496,000 shares issued and outstanding at December 31, 2007	2,478	14,422,564
Additional paid-in capital	14,945,086	—
Retained earnings	10,101,846	4,831,572
TOTAL SHAREHOLDERS’ EQUITY	25,049,410	19,254,136
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,457,410	$19,998,671

See notes to condensed consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2008	2007	2008	2007

REVENUES:	$7,706,906	$1,491,343	$20,851,970	$3,762,240
OPERATING EXPENSES:
Vessels operating expenses	5,543,383	556,341	14,649,281	1,586,654
Depreciation	198,496	110,032	594,050	330,097
General and administrative expenses	262,885	12,397	309,881	37,339
TOTAL OPERATING EXPENSES	6,004,764	678,770	15,553,212	1,954,090
OPERATING INCOME	1,702,142	812,573	5,298,758	1,808,150
OTHER EXPENSE:
Interest expense	7,235	18,181	26,907	59,918
Bank charges	810	241	1,577	710
NET OTHER EXPENSE	8,045	18,422	28,484	60,628
NET INCOME	$1,694,097	$794,151	$5,270,274	$1,747,522

Earnings per common stock, basic	$0.07	$0.03	$0.21	$0.07
Earnings per common stock, diluted	$0.07	$0.03	$0.21	$0.07
Weighted average shares outstanding, basic	24,734,289	24,525,994	24,631,929	24,525,994
Weighted average shares outstanding, diluted	25,070,520	24,525,994	24,857,720	24,525,994

See notes to condensed consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balance as of January 1, 2008	$14,422,564	$—	$4,831,572	$19,254,136
Net income	—	—	5,270,274	5,270,274
Impact of share exchange (Note 3)	(14,420,101)	14,420,101	—	—
Non-cash compensation	15	524,985	—	525,000
Balance as of September 30, 2008	$2,478	$14,945,086	$10,101,846	$25,049,410

See notes to condensed consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$5,270,274	$1,747,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	594,050	330,098
Non-cash compensation expense	43,750	—
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,623,445)	(208,797)
Other receivables	(14,062)	—
Prepayments	(57,242)	(1,528,405)
Accrued expenses and other current liabilities	(39,535)	—
Net cash provided by operating activities	4,173,790	340,418

FINANCING ACTIVITIES:
Due to related party	—	2,301,282
Repayment of due to related party	—	(129)
Repayment of bank loan	(297,000)	(297,000)
Net cash (used in) provided by financing activities	(297,000)	2,004,153

INVESTING ACTIVITIES:
Deposits on vessel	—	(2,300,000)
Purchase of vessel components	(2,002,988)	—
Prepayment of vessel components	(1,692,821)	—
Purchase of property, plant and equipment	(21,440)	—
Net cash used in investing activities	(3,717,249)	(2,300,000)

Net increase in cash	159,541	44,571
Cash and cash equivalents, beginning of period	116,411	32,726
Cash and cash equivalents, end of period	$275,952	$77,297

Supplemental Cash Flow Information – Cash paid for interest	$26,907	59,918

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

3. ACCOUNTING POLICIES

Basis of accounting and presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008. The consolidated financial statements include the assets and liabilities, results of operations and cash flows of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

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

           Vessel components inventories are stated at cost. Vessel component costs include the cost of major components which are usually replaced or renewed in connection with a drydocking when a vessel is delivered. The vessel component costs are depreciated over the estimated period to the next drydocking. The Company subsequently capitalizes drydocking costs as they are incurred and depreciates these costs over their estimated useful lives.

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

Property, plant and equipment

          Property, plant and equipment are recorded at cost, less accumulated depreciation and amortization. Costs include the prices paid to acquire or construct the assets, including capitalized interest during the construction period, and any expenditures that substantially extend the useful life of an existing asset.

          Depreciation is provided on straight-line basis over the estimated useful lives of property, plant and equipment, which are approximately 3 to 5 years.

          Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. Capitalized costs related to assets under construction are not depreciated until construction is complete and the asset is ready for its intended use. Repairs and maintenance are expensed as incurred.

Impairment of long-lived assets

          In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated from the use and ultimate disposition of the assets. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

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

Fair value of financial instruments

           Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments”, requires the disclosure of fair values for all financial instruments, both on- and off-balance-sheet, for which it is practicable to estimate fair value. The Company estimates that there are no material variations between fair value and book value for its financial assets or liabilities as of September 30, 2008 and December 31, 2007.

Earnings per share

           Earnings per share are based on the weighted average number of shares of common stock outstanding for the period presented. At March 31, 2008, the Company issued a warrant that represented the right to purchase 366,798 shares of common stock at an exercise price of $0.25 per share.

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

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 will change the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, earnings, and cash flows. The Company will be required to adopt SFAS 161 as of January 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

5. VESSELS, NET

	September 30,	December 31,
	2008	2007
	US$	US$
Vessels
Cost	17,920,364	17,920,364
Accumulated depreciation	(1,497,958)	(904,629)
Net book value at end of the period	16,422,406	17,015,735
Vessel components	4,368,533	--
Vessels, net	20,790,939	17,015,735

6. PROPERTY, PLANT AND EQUIPMENT, NET

	September 30,	December 31,
	2008	2007
	US$	US$
Property, plant and equipment
Cost	21,440	--
Accumulated depreciation	(721)	--
Property, plant and equipment, net	20,719	--

7. LONG TERM BANK LOAN

	September 30,	December 31,
	2008	2007
	US$	US$

US$1.2 million principal bank loan	408,000	705,000

          A term loan of US$1,200,000 was raised by Yongchen on September 6, 2006. Repayments commenced from October 31, 2006 and will end on September 30, 2009. The loan bears interest at the rate of 7.25% per annum.

          The above term loan is secured, inter alia, by the following:

(i)	First priority ship mortgages over the Company’s vessel, “Qiao Yin”, with carrying amount of approximately US$2,512,369;
(ii)	First priority assignments of earnings, requisition compensation and insurance of the above vessel;
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

           As of September 30, 2008, minimum repayments for the balance outstanding with respect to the bank loan were as follows:

Year	US$

2008	99,000
2009	309,000
408,000

8. SHARE CAPITAL

	No. of shares	Amount
		US$
Authorized:
Common stock at $0.0001 par value per share	100,000,000	10,000
Preferred stock at $0.0001 par value per share	10,000,000	1,000
At September 30, 2008	110,000,000	11,000
Issued and outstanding:
At January 31, 2008	107,208	11
Shares issued for acquisition of Yongchen and Hengzhou (Note 3)	24,525,994	2,452
Non-cash compensation (Note 9)	150,000	15
At September 30, 2008	24,783,202	2,478

9. NON-CASH COMPENSATION

          On July 31, 2008, the Company issued 150,000 shares of its common stock to a consultant pursuant to a three-year consulting agreement dated July 1, 2008. The fair value of the stock at the issuance date is equal to the closing stock price on that date and a total amount of $43,750 has been recorded in non-cash compensation expenses for the nine months ended September 30, 2008.

10. INSURANCE COST

           There are two kinds of marine insurance for the Company which operates the vessels and shipping business:

		Nine months	Nine months
		ended	ended
	Coverage	September 30, 2008	September 30, 2007
Insurance	US$	US$	US$

Hull insurance	15,800,000	116,406	54,620
Protection & indemnity insurance	21,500,000	98,074	56,935
Total		214,480	111,555

11. COMMITMENTS

           (a) As of September 30, 2008, Yongchen and Hengzhou were committed under charter party agreements with Pesco Oil Storage Corp. and Zhejiang Jiao Long Maritime Engineering Co., Ltd. to supply the vessels, Heng Zhou and Qiao Yin, on a full-time basis for a fixed daily charter rate. The charter party agreements obligate Yongchen and Hengzhou, as the case may be, to certain performance criteria over the terms of the agreements.

           As of September 30, 2008, based on 100% utilization, the minimum future revenues to be received on committed time charter party agreements were approximately:

Year	US$

2008	873,000
2009	3,492,000
2010	3,492,000
2011	2,700,000
2012	2,610,000
13,167,000

           (b) On January 4, 2008, Yongchen entered into a time charter contract with Yong Heng Shipping Limited to in-charter Heng Shun for a period of three years at a rate of US $28,000 per day.

           On August 1, 2008, Yongchen entered into a time charter contract with KriKor Maritime S.A. to in-charter the vessel Agios Spyridon (formerly known as Hui Ming) for a period of one year at a rate of US $4,500 per day and was granted by KriKor Maritime S.A. a renewal option to extend the term of the charter for two additional one-year periods at a rate of US $4,500 per day.

           At September 30, 2008, based on 100% utilization, the minimum future charter hire expenses to be payable on committed time charter party agreement were approximately:

Year	US$
2008	2,925,000
2009	11,025,000
2010	10,080,000
2011	84,000
24,114,000

          (c) On March 31, 2008, Hengzhou and the Company entered into Ship Contribution Agreements pursuant to which Hengzhou will acquire two vessels - Rong Sheng and Rong Da. See “Note 11. Related Party Transactions”

12. RELATED PARTY TRANSACTIONS

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

           On January 1, 2008, Yongchen entered into a time charter contract with Hui Ming International Shipping Co., Ltd., a subsidiary of Yongzheng, to in-charter the vessel Hui Ming for a period of three years at a rate of US $6,000 per day. The contract was terminated effective July 26, 2008.

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

           Shanghai Rongyu International Consulting, Ltd., a subsidiary of Yongzheng provided labor services and motor vehicle services to the Company and charged the Company labor cost of $31,844 and motor vehicle expenses of $5,860 for the nine months ended September 30, 2008.

           The Company’s executive offices are approximately 3,960 square feet of office space located at Hi-Shanghai 8th Building in Shanghai, China. Shanghai Yongzheng Marine Co., Ltd., a subsidiary of Yongzheng provided the office space to the Company. The Company paid $28,209 to Shanghai Yongzheng Marine Co., Ltd. for the office space for the nine months ended September 30, 2008.

           Yongchen is a party to a loan agreement with Xiamen International Bank pursuant to which it borrowed $1,200,000 ($792,000 of which has been repaid as of September 30, 2008). The loan is secured by the vessel Qiao Yin, and is guaranteed by Hui Ming International Shipping Co., Ltd. and Huisheng International Shipping Limited, subsidiaries of Yongzheng, and by Mr. Xinyu Zhang. Mr. Zhang is a director of the Company, the Company’s Chief Executive Officer and President, and the sole shareholder of Yongzheng.

13. SUBSEQUENT EVENT

           On October 7, 2008, the Company sold 44,730 shares of its common stock at a price of $4 per share to 354 non-“U.S. persons” for total cash consideration of $178,920. The sale was made pursuant to Regulation S, and the proceeds will be used to fund the Company’s operations.

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

Ship		Year			In-chartered	Deadweight
Name	Flag	built	Type	Owned by	by	Tons
Agios Spyridon	Sierra	1984	General		Yongchen	7,500
(formerly known	Leone		cargo
as Hui Ming) [1]
Nan Jing[2]	Sierra	1984	General	Nanjing	--	7,500
	Leone		cargo	Shipping
				Limited[2]
Heng Shun[3]	Panama	1981	Bulker	--	Yongchen	44,363
Qiao Yin	Panama	1991	General	Yongchen	--	2,850
			cargo
Heng Zhou	Panama	2007	Chemical	Hengzhou	--	6,500
			tanker
Rong Sheng[4]	Marshal	Under	Chemical	Hengzhou[4]	--	12,800
	Islands	construction	tanker
Rong Da4	Hong	Under	Chemical	Hengzhou[4]	--	12,800
	Kong	construction	tanker

[1]

On January 1, 2008, Yongchen entered into a time charter contract with Hui Ming International Shipping Limited, a subsidiary of Yongzheng, to in-charter the vessel Hui Ming for a period of three years at a rate of US $6,000 per day. On July 25, 2008, Hui Ming International Shipping Limited sold the vessel Hui Ming to KriKor Maritime S.A. (“Krikor”) and the vessel Hui Ming was renamed “Agios Spyridon”. The contract with Huiming International Shipping Limited was terminated effective July 26, 2008. On August 1, 2008, Yongchen entered into a time charter contract with KriKor to in-charter Agios Spyridon for a period of one year at a rate of US $4,500 per day, with a renewal option to extend the term of the charter for two additional one-year periods at a rate of US $4,500 per day.

2	The vessel Long Xin was transferred by Yongchen to our newly-formed Hong Kong subsidiary, Nanjing Shipping Limited, and the vessel was renamed “Nan Jing”.
3	On January 4, 2008, Yongchen entered into a time charter contract with Yong Heng Shipping Limited to in-charter the vessel Heng Shun for a period of three years at a rate of US $28,000 per day.
4	Hengzhou has entered into Ship Contribution Agreements pursuant to which it is acquiring Rong Sheng and Rong Da.

     Our vessels are required to be dry-docked two times every five years, with a maximum of 36 months between inspections, for inspection of the underwater parts and for repairs related to inspections. The anticipated dry-docking schedule for our current operational fleet is as follows:

	Year		In-chartered		Next Scheduled
Ship Name	built	Owned by	by	Last Dry-docked	Dry-docking
Agios Spyridon formerly	1984	--	Yongchen	November, 2005	*
known as Hui Ming)
Nan Jing[1]	1984	Nanjing	--	May, 2007	May 3, 2010
Heng Shun	1982	--	Yongchen	November, 2005	*
Qiao Yin	1991	Yongchen	--	November, 2005	July 8, 2009
Heng Zhou	2007	Hengzhou	--	May, 2007	To be determined

1	Our vessel, Long Xin, was transferred by Yongchen to our newly-formed Hong Kong subsidiary, Nanjing Shipping Limited, and the vessel was re-named “Nan Jing”.
*	The vessel owner has not advised us of the dry-docking schedule.

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

Results of Operations

          The following table sets forth our results of operations for the periods indicated (in US dollars):

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	20,851,970	3,762,240	7,706,906	1,491,343
Operating expenses	(15,553,212)	(1,954,090)	(6,004,764)	(678,770)
Operating earnings	5,298,758	1,808,150	1,702,142	812,573
Other expenses	(28,484)	(60,628)	(8,045)	(18,422)
Net income	5,270,274	1,747,522	1,694,097	794,151

           Revenue. Our revenue was $20,851,970 for the nine months ended September 30, 2008 compared to $3,762,240 for the nine months ended September 30, 2007, an increase of $17,089,730 or 454%. This increase in revenue was mainly attributable to revenue derived from the newly owned vessel, Heng Zhou, and the newly in-chartered vessels, Agios Spyridon (formerly known as Hui Ming) and Heng Shun.

      Our revenue was $7,706,906 for the three months ended September 30, 2008 compared to $1,491,343 for the three months ended September 30, 2007, an increase of $6,215,563 or 417%. This increase in revenue was mainly attributable to revenue derived from the newly owned vessel, Heng Zhou, and the newly in-chartered vessels, Heng Shun and Agios Spyridon.

     The breakdown between voyage and time charter revenues for each vessel are as follows:

Three months	Voyage Charter	Time Charter
ended September 30,
2007	Nan Jing: $1,293,343	Qiao Yin: $198,000
2008	Nan Jing: $1,097,692	Qiao Yin: $198,000
	Agios Spyridon (formerly	Heng Zhou: $675,000
known as Hui Ming):
$1,073,150
Heng Shun: $4,663,064

Nine months	Voyage Charter	Time Charter
ended September 30,
2007	Nan Jing: $3,168,240	Qiao Yin: $594,000
2008	Nan Jing: $3,285,351	Qiao Yin: $594,000
	Agios Spyridon (formerly	Heng Zhou: $2,025,000
known as Hui Ming):
$3,333,773
Heng Shun: $11,613,846

           Operating expenses and operating earnings. Our operating expenses were $6,004,764 for the three months ended September 30, 2008 compared to $678,770 for the three months ended September 30, 2007, an increase of $5,325,994 or 785%. This increase in operating expenses was mainly attributable to expenses derived from the newly owned vessel, Heng Zhou, and the newly in-chartered vessels, Agios Spyridon (formerly known as Hui Ming) and Heng Shun. Operating earnings increased by $889,569 or 109% to $1,702,142 for the three months ended September 30, 2008 from $812,573 for the three months ended September 30, 2007. The increase in operating earnings was primarily attributable to the operation of the newly owned vessel, Heng Zhou, and the newly in-chartered vessels, Agios Spyridon and Heng Shun, for the three months ended September 30, 2008. Operating earnings decreased as a percent of revenue from 54.49% for the three months ended September 30, 2007 to 22.09% for the three months ended September 30, 2008 due to charter hire expenses of $2,940,000 for the newly in-chartered vessels, Agios Spyridon and Heng Shun, for the three months ended September 30, 2008.

           Our operating expenses were $15,553,212 for the nine months ended September 30, 2008 compared to $1,954,090 for the nine months ended September 30, 2007, an increase of $13,599,122 or 696%. This increase in operating expenses was mainly attributable to expenses derived from the newly owned vessel, Heng Zhou, and the newly in-chartered vessels, Agios Spyridon (formerly known as Hui Ming) and Heng Shun. Operating earnings increased by $3,490,608 or 193% to $5,298,758 for the nine months ended September 30, 2008 from $1,808,150 for the nine months ended September 30, 2007. The increase in operating earnings was primarily attributable to the operation of the newly owned vessel, Heng Zhou, and the newly in-chartered vessels, Agios Spyridon and Heng Shun, for the nine months ended September 30, 2008. Operating earnings decreased as a percent of revenue from 48.06% for the nine months ended September 30, 2007 to 25.41% for the nine months ended September 30, 2008 due to charter hire expenses of $7,800,000 for the newly in-chartered vessels, Agios Spyridon and Heng Shun, for the nine months ended September 30, 2008.

          The breakdown between voyage and time charter expenses for each vessel are as follows:

Three months	Voyage Charter	Time Charter
ended September 30,
2007	Nan Jing: $582,213	Qiao Yin: $96,557
2008	Nan Jing: $669,881	Qiao Yin: $137,208
	Agios Spyridon (formerly	Heng Zhou: $214,523
known as Hui Ming):
$779,661
Heng Shun: $3,960,763

Nine months	Voyage Charter	Time Charter
ended September 30,
2007	Nan Jing: $1,664,469	Qiao Yin: $289,621
2008	Nan Jing: $1,899,441	Qiao Yin: $350,168
	Agios Spyridon (formerly	Heng Zhou: $661,444
known as Hui Ming):
$2,407,782
Heng Shun: $9,981,649

          The expenses for maintenance, repairs and parts to our owned vessels are as follows:

	Three months ended	Three months ended
Vessel	September 30, 2008	September 30, 2007
Qiao Yin	$--	$--
Nan Jing	$32,540	$--
Heng Zhou	$--	$--

           Other expenses. Other expenses are comprised principally of interest expense, which primarily reflects the finance cost of Yongchen's bank loan. Interest expense was $7,235 for the three months ended September 30, 2008 and $18,181 for the three months ended September 30, 2007. As a percent of revenue, our interest expense decreased from 1.22% for the three months ended September 30, 2007 to 0.09% for the three months ended September 30, 2008. Interest expense was $26,907 for the nine months ended September 30, 2008 and $59,918 for the nine months ended September 30, 2007. As a percent of revenue, our interest expense decreased from 1.59% for the nine months ended September 30, 2007 to 0.13% for the nine months ended September 30, 2008.

           Net income. Net income for the three months ended September 30, 2008 was $1,694,097, or 21.98% of revenue, and was $794,151, or 53.25% of revenue for the three months ended September 30, 2007. The increase in net income was attributable to the operation of the newly owned vessel, Heng Zhou, and the newly in-chartered vessels, Agios Spyridon (formerly known as Hui Ming) and Heng Shun, for the three months ended September 30, 2008.

           Net income for the nine months ended September 30, 2008 was $5,270,274, or 25.27% of revenue, and was $1,747,522, or 46.45% of revenue for the nine months ended September 30, 2007. The increase in net income was attributable to the operation of the newly owned vessel, Heng Zhou, and the newly in-chartered vessels, Agios Spyridon and Heng Shun, for the nine months ended September 30, 2008.

Liquidity and Capital Resources

           At September 30, 2008, we had cash and cash equivalents of $0.27 million. We did not engage in any hedging activities relating to foreign exchange, interest rates or other risks for the nine months ended September 30, 2008.

          At September 30, 2008, our current assets were $4,645,752 and current liabilities were $408,000, resulting in a current ratio of approximately 11.39 to 1. At December 31, 2007, our current assets and current liabilities were $2,982,936 and $435,535, respectively, resulting in a current ratio of approximately 6.85 to 1.

          Net cash from operating activities was $4,173,790 for the nine months ended September 30, 2008 compared to $340,418 for the nine months ended September 30, 2007. This increase of net operating cash inflow was mainly attributable to an increase in net income.

           Net cash used in financing activities was $297,000 for the nine months ended September 30, 2008 and net cash from financing activities was $2,004,153 for the nine months ended September 30, 2007. This increase of net cash outflow was mainly attributable to the repayment of the bank loan.

          Net cash used in investing activities was $3,717,249 for the nine months ended September 30, 2008 compared to $2,300,000 for the nine months ended September 30, 2007. This increase of net cash outflow was mainly attributable to the purchase of vessel components.

          Our capital expenditures for 2008 is anticipated to be approximately $4 million. The capital for these expenditures is expected to be financed by our operating income.

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

Item 4T.     Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          An evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

          Changes in internal controls

          There have been no changes in our internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.     Exhibits

10.1	Time Charter Agreement, dated August 1, 2008, between Yongchen International
Shipping Limited and KriKor Maritime S.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

SIGNATURES

           Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sino Shipping Holdings Inc.

Date: November 17, 2008	By:	/s/ Xinyu Zhang
Name: Xinyu Zhang
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: November 17, 2008	By:	/s/ Lifang Huang
Name: Lifang Huang
Title: Chief Financial Officer
(Principal Financial Officer)

.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Time Charter Agreement, dated August 1, 2008, between Yongchen International Shipping Limited and KriKor Maritime S.A

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002