Form 10-K
period 2008-12-31
SINO SHIPPING HOLDINGS INC.
filed 2009-03-31
CIK 312258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 0-9064

SINO SHIPPING HOLDINGS INC.

(Exact name of Registrant as specified in its Charter)

Delaware	84-0789885

(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

No. 950 Dalian Road
Hi-Shanghai 8th Building, 4th floor	86-21-5595-5927
Shanghai, China 200092
(Registrant’s Telephone Number)
(Address of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:
None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No

The aggregate market value of the common stock held by non-affiliates of the registrant computed based on the average bid and asked price of the common stock on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $23,332,808. Shares held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 30, 2009 was 24,827,932.

Documents Incorporated by Reference.

None.

SINO SHIPPING HOLDINGS INC.
INDEX TO FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

          Statements in this Annual Report on Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Words such as “believes,” “anticipates,” “expects,” “intends,” “may,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of, or demand for, minor bulk commodities, either globally or in particular regions; greater than anticipated levels of vessel newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; the availability to us of suitable vessels for acquisition or chartering-in on terms we deem favorable; our ability to attract and retain customers; and the risks described under “Risk Factors” or elsewhere in this Annual Report on Form 10-K or in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, this Annual Report on Form 10-K includes statistical data regarding the shipping industry. We generated some of this data internally, and some was obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified the data nor sought the consent of any organizations to refer to their reports in this Annual Report on Form 10-K. We assume no obligation to update or revise any forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by us with the SEC.

ITEM 1. BUSINESS.

Background.

          We were was incorporated on February 5, 1979 under the laws of the State of Colorado as Applied Medical Devices, Inc. to engage in the development and sale of medical devices and medical technology. In July 1986, Applied Medical discontinued its business operations and commenced disposing of its business assets. On February 11, 2008, Applied Medical merged with Dalkeith Investments, Inc., a Delaware corporation which was specifically formed for the purpose of accomplishing a reincorporation merger with Applied Medical. On February 11, 2008, the name of our company was changed from “Applied Medical Devices, Inc.” to “Dalkeith Investments, Inc.”

          On March 31, 2008, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Fountainhead Capital Partners Limited (“FHCP”), an entity registered in Jersey (C.I.), Yongchen International Shipping Limited, a company incorporated in Hong Kong (“Yongchen”), Hengzhou International Shipping Limited, a company incorporated in Hong Kong (“Hengzhou”), Yongzheng International Marine Holdings Co., Ltd., a British Virgin Islands company (“Yongzheng”), and each of the other shareholders of Hengzhou (the “Other Shareholders”). Prior to the consummation of the transactions under the Share Exchange Agreement, FHCP owned approximately 56% of our common stock, Yongchen was wholly-owned by Yongzheng, and Hengzhou was approximately 70%-owned by Yongzheng.

          Pursuant to the Share Exchange Agreement, Yongzheng transferred all of the issued and outstanding shares of Yongchen capital stock to us, and Yongzheng and the Other Shareholders transferred all of the issued and outstanding shares of Hengzhou capital stock to us, in exchange for 24,525,994 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, Yongchen and Hengzhou became our wholly-owned subsidiaries, Yongzheng and the Other Shareholders acquired approximately 95% of our common stock, and the businesses of Yongchen and Hengzhou were adopted as our business.

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

          Following the Share Exchange, we filed a Certificate of Ownership and Merger (the “Certificate”) with the Delaware Secretary of State pursuant to which Sino Shipping Holdings Inc., a Delaware corporation and our wholly-owned subsidiary, was merged into our company. As a result of the filing of the Certificate, our name was changed from “Dalkeith Investments, Inc.” to “Sino Shipping Holdings Inc.” effective March 31, 2008.

Overview.

          Through our wholly-owned subsidiaries, we provide maritime transportation services through the commercial operation of our fleet of owned and in-chartered vessels. We specialize in transporting minor bulk commodities, including log and forest products, iron and steel products, fertilizer, agricultural products, cement and palm oil, and basic chemical and petrochemical products in China and Southeast Asia. Presently, our revenues are derived substantially from the chartering of our owned and in-chartered vessels.

Our fleet.

          Our fleet currently consists of three shallow-draft bulk carriers and one oil/chemical tanker. We have entered into agreements to acquire two additional chemical tankers that currently are under construction. During 2008, we also in-chartered an additional bulk carrier, Heng Shun, fromYong Heng Shipping Limited pursuant to a three-year charter agreement at a rate of US $28,000 per day. In January, 2009, Yong Heng and our company agreed to terminate that charter agreement.

          The following table sets forth information regarding our fleet.

Ship Name	Flag	Year built	Type	Owned by	In- chartered by	Deadweight Tons

Agios Spyridon	Sierra Leone	1984	General cargo	KriKor Maritime S.A.	Yongchen[1]	7,500
Nan Jing[2]	Sierra Leone	1984	General cargo	Nanjing	—	7,500
Qiao Yin	Panama	1991	General cargo	Yongchen	—	2,850
Heng Zhou	Panama	2007	Chemical tanker	Hengzhou	—	6,500
Rong Sheng	Marshall Islands	Under construction	Chemical tanker	Hengzhou[3]	—	12,800
Rong Da	Hong Kong	Under construction	Chemical tanker	Hengzhou[3]	—	12,800

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

[2]	Formerly known as Long Xin. In 2008, Long Xin was transferred by Yongchen to our newly-formed Hong Kong subsidiary, Nanjing Shipping Limited, and the vessel was re-named “Nan Jing”.

[3]	Hengzhou has entered into Ship Contribution Agreements pursuant to which it is acquiring Rong Sheng and Rong Da.

          Since many countries in the Asia Pacific region, including China, have shallow ports, the use of larger vessels in these countries is frequently limited. Many of these countries also lack adequate infrastructure for loading and discharging cargo. In addition, despite the availability of deep water ports in countries such as Japan, Taiwan and Korea, the high cost of inland transport and mountainous terrain often favor the use of shallow-draft ships which are able to make direct calls to smaller draft-restricted ports. Our shallow-draft vessels are designed with stanchions for the stowage of logs on deck, have cranes fitted on deck for the loading and discharging of cargo in ports which do not have suitable shore facilities, and can access draft-restricted ports which may be closed to other vessels. These features enhance the cargo carrying abilities of our vessels and allow them to call at most relevant ports throughout the Asia Pacific region.

          Fleet Management.

          Ship owning activities entail three separate functions: (i) the overall strategic management function, which is that of an investment manager and includes the selection, purchase, financing and sale of vessels and the overall supervision of both chartering and vessel technical management; (ii) the technical management function, which encompasses the day to day operation, physical maintenance and crewing of the vessels; and (iii) the commercial management function, which involves obtaining employment for the vessels and managing relations with the charterer.

          Our management team exercises direct control over our overall strategic management and commercial management functions, but may, on a case-by-case basis, engage the services of independent brokers in order to obtain employment for our vessels and to manage its relations with our charterers.

          The technical management function for our owned vessels is subcontracted out to a ship manager. Prior to 2008, Shanghai Yongzheng Marine Co., Ltd, a subsidiary of Yongzheng, provided such services. Since January 1, 2008, we have subcontracted such services to an unrelated third party, Rongda International Shipping Management Co., Ltd. The technical management agreement with Rongda is a “cost-plus” contract under which we reimburse all costs incurred by Rongda for the operation of our vessels and Rongda is paid a fixed management fee. We exercise regular controls over Rongda to ensure that the vessels are properly maintained. We may, in the future, use other ship managers if the price and service are more favorable.

          Our Business.

          Our transportation services are generally provided under two basic types of contractual relationships: time charters and voyage charters.

          A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the service of the charterer. Under a typical time charter, the charterer periodically pays us a fixed daily charter hire rate and bears all voyage expenses, including the cost of fuel as well as port and canal charges. Subject to certain restrictions imposed by us in the charter contract, the charterer determines the type and quantity of cargo to be carried and the ports of loading and discharging. The technical operation and navigation of the vessel at all times remain our responsibility, including vessel operating expenses, such as the cost of crewing, insuring, repairing and maintaining the vessel, costs of spare parts and supplies, tonnage taxes and other miscellaneous expenses.

          Under a voyage charter, the owner of a vessel provides the vessel for the transport of goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, a specified total amount. The shipowner is responsible for paying both operating costs and voyage costs, and the charterer is typically responsible for any delay at the loading or discharging ports. A single voyage charter is often referred to as a “spot market” charter, which generally lasts from two to ten weeks. Operating vessels in the spot market may afford greater speculative opportunity to capitalize on fluctuations in the spot market -- when vessel demand is high we earn higher rates, but when demand is low our rates are lower and potentially insufficient to cover costs. Spot market rates are volatile and are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and other factors beyond our control. If the markets are especially weak for protracted periods, there is a risk that vessels in the spot market may spend time idle waiting for business, or may have to be “laid up”.

          The following table sets forth the type of charters for each of our vessels, and set forth below the table are operational flow diagrams for each of our vessels.

Ship Name	Type of Charter	Charterer	Expiration of Time Charter	Daily Time Charter Hire Rate

Qiao Yin	Time	Zhejiang Jiao Long Sea Construction Co., Ltd	July, 2010	$2,200
Nan Jing	Voyage	Various customers*	n/a	n/a
Agios Spyridon	Voyage	Various customers	August 1, 2009 with a renewal option to extend the term of the charter for two additional one-year periods	n/a
Heng Zhou	Time	PESCO Oil Storage Corporation	December, 2012	$7,500

*	Nan Jing has been consigned to our technical manager, Rongda International Shipping Management Co., Ltd., which in turn is seeking charterers for Nan Jing.

Qiao Yin

Nan Jing

Agios Spyridon

Heng Zhou

Industry and Market.

          The shipping industry is subject to cyclical fluctuations and volatility in charter rates, profitability, and vessel values based on changes in shipping capacity supply and demand. The demand for ships is influenced by many factors, including global and regional economic conditions, developments in international trade, changes in seaborne and other transportation patterns, weather patterns, crop yields, armed conflicts, port congestion, canal closures, political developments, embargoes and strikes. It also is influenced by the demand for consumer goods and perishable foodstuffs, dry bulk commodities, crude oil and oil products which, in turn, is affected by many factors, including general economic conditions, commodity prices, environmental concerns, weather, and competition from alternative fuels. The supply of shipping capacity is a function of the delivery of new vessels and the number of older vessels scrapped, converted to other uses, reactivated or lost. Such supply may be affected by regulation of maritime transportation practices by governmental and international authorities. All of these factors which affect vessel capacity supply and demand are beyond our control. In addition, the nature, timing and degree of changes in the shipping markets in which we operate, as well as future charter rates and values of our vessels, are not readily predictable.

          Bulk cargo market. Maritime transportation is fundamental to international trade, being the only practicable and cost-effective means of transporting large volumes of many essential commodities and finished goods. According to the International Maritime Organization (IMO), more than 90% of global trade is achieved through international maritime transport, one of the principal modes of which is bulk cargo transportation. Dry bulk cargoes include major bulk commodities and minor bulk commodities. Major bulk commodities include, for example, iron ore, coal and grain. Minor bulk commodities include, for example, forest products, iron and steel products, fertilizers, agricultural products, ores, minerals and coke, bauxite and alumina, cement, other construction materials and salt. According to National Bureau of Statistics of China, during 2007, China’s port bulk cargo throughput was 5.57 billion tons, up 14.8% from 2006, of which 3.53 billion tons flowed through sea ports and 2.04 billion tons flowed through river ports.

China Costal Port Bulk Cargo Throughout (in 10,000 tons)

(Source: National Bureau of Statistics of China)

          Importance of China. China’s increasing role in international trade and its now significant role in the dry bulk commodity transportation market have been fueled by China’s strong economic growth. According to the National Bureau of Statistic of China, China’s nominal GDP has grown from 7.83 trillion Yuan (US$1.15 trillion) in 1998 to 30 trillion Yuan (US$4.39 trillion) in 2008. China’s economic expansion has led to significant growth of import and export volumes. The Ministry of Commerce of China estimated that China’s total import and export trade could exceed US$ 2.5 trillion in 2008 (representing an 18% increase over 2007). In addition, in each year from 2004 through 2007, China’s ports have had the highest total annual throughput worldwide. In 2008, China’s steel exports reached 72.56 million tons, representing a 16% increase over 2007. And since 2005, China has become the largest steel exporting country in the world, and also has become the world’s largest wood furniture exporter.

          China’s imports are mostly concentrated in bulk commodities and energy sources. China has been a coal import-only country since 2005, and each year China imports over 200 million cubic meters of timber. We believe China’s demand for bulk commodities to support its growing economy is likely to continue as the population shifts from rural to urban areas necessitating construction, as per capita penetration rates of consumer durables, such as automotives and appliances, increase towards ratios exhibited in Europe and North America, and as preparations for the World Expo 2010 in Shanghai accelerate.

          Infrastructure spending and post-earthquake rebuilding support demand in bulk commodities amid the financial turmoil. Amid the current world financial crisis, China has pledged a 4 trillion Yuan ($586 billion) stimulus plan to spur growth in China’s economy. According to China’s National Development and Reform Commission, the government’s investment package, unveiled in November 2008, will be completely implemented by the end of 2010 and will be allocated to seven investment areas ranging from infrastructure to education to earthquake recovery in Sichuan Province. Earthquake-related projects will receive a total 1 trillion Yuan ($146.5 billion), 400 billion Yuan ($58.6 billion) will go toward civil works, including low-income housing and renovation, 370 billion Yuan ($54.2 billion) will go towards spending on rural infrastructure, including improvements to the power grid, roads and substandard housing, and other investment targets will receive the balance.

Breakdown of China’s 4 Trillion Yuan Stimulus Investment Plan

(Source: National Development and Reform Commission)

          Continuous growth in trade between China and the Member Countries of the Association of Southeast Asian Nations (ASEAN). In November 2002, China and ASEAN leaders signed the China and ASEAN Framework Agreement on Comprehensive Economic Cooperation, and announced that the China and ASEAN Free Trade Area (FTA) would be completed by 2010. Upon completion, the FTA is expected to become the world’s third largest free trade zone (in terms of trade volume) behind the European Union and the North American Free Trade Area. 90% of the commodities and goods within the FTA will be tariff-free.

          For each year since the FTA announcement, import and export trade volume between China and ASEAN countries has grown at a rate of over 20%. According to the Ministry of Commerce of China, trade volume between China and ASEAN countries reached US$199.1 billion for the first 10 months of 2008, US$102.7 of which represented China’s imports from ASEAN countries, up 16.4% compared with the same period of 2007, and US$96.4 of which represented exports from China to ASEAN countries, up 27.7% compared with the same period of 2007. In 2009, trade volume between the countries is expected to exceed US$200 billion. According to the Ministry of Commerce of China, ASEAN countries, as a group, have become the 4th largest trading partner of China, and are expected to overtake the United States to be the 2nd largest trading partner of China just behind European Union by 2015. We expect demand for general cargo maritime transportation to continue to increase as trade between China and ASEAN countries continues to grow.

          Increasing market demand from palm oil industry in Southeast Asia. Global edible oil material markets are mainly comprised of soybean, palm, sunflower seed and rapeseed oils, among which palm oil has experienced a significant increase in market share during the past ten years. Since 1998, the total global output of palm oil has increased rapidly and, by the end of 2006, annual global palm oil production exceeded 35 million tons. Worldwide, there are approximately 20 countries that produce palm oil, with Malaysia and Indonesia accounting for approximately 88% of total annual global output.

          Transportation of edible oil requires a vessel with a high degree of cabin cleanliness, such as those offered by IMO type II tankers. An IMO tanker is one that is designed and constructed in accordance with the International Maritime Organization’s (“IMO”) International Code for the Construction and Equipment of Ships Carrying Dangerous Chemicals in Bulks. An IMO type II tanker is a chemical tanker that offers a significant degree of containment to prevent an escape of the vessel’s cargo, whereas IMO type I tankers and IMO type III tankers offer maximum and moderate degrees of containment, respectively. Since 2006, available IMO type II shipping tonnage in the Southeast Asian region has not kept pace with the rapid increase in palm oil trade in that region. The insufficiency, coupled with the gradual elimination of IMO type III single-hull vessels from the market, has resulted in a shortage of edible oil shipping tonnage capacity and, we believe, has created a tremendous market opportunity for maritime shippers with IMO type II tankers in their fleet. Heng Zhou, Rong Da and Rong Sheng are IMO type II tankers.

          Increasing demand from petrochemical industry. According to the Oil & Gas Journal (January, 2006), since 2003, production of major petrochemical products has been shifting from the United States and western Europe to the Asia Pacific region, Middle East, Latin America and eastern Europe. Indeed, excess production capacity in Asia, especially in China, has caused a supply/demand imbalance in the Asian petrochemical market which we expect to widen in the years ahead. We believe the imbalance has accelerated China’s export of such excess supply to the Far East, generating huge market potential for those in the maritime shipping industry servicing the shipping routes from China to the Far East. Moreover, because petrochemical products typically ship in units weighing approximately 8,000 DWT, we believe 10,000 DWT chemical tankers such as those in our fleet are most suitable for the maritime transportation of the petrochemical products.

          Increasingly prosperous shipping market between mainland China and Taiwan. With the implementation of Cross-Strait Sea Transport Agreement signed by the Association for Relations Across the Taiwan Straits (ARATS) and the Taiwan-based Straits Exchange Foundation (SEF) on November 4, 2008, ships can sail directly to Taichung and Keelung in Taiwan from six mainland ports including Shanghai, Fuzhou and Xiamen. Prior to such implementation, vessels were routed via Hong Kong or Japan. Eventually 63 ports on the mainland and 11 in Taiwan will be opened for direct shipments. Cross-Taiwan strait economic and trade activity is intensifying by the day, generating enormous demand for direct sea carriage of passengers and goods. In 2007, cross-strait trade amounted to US$130.2 billion, accounting for 27.9% of Taiwan’s total foreign trade, and Taiwan’s exports to mainland China amounted to US$100.4 billion, constituting 40.7% of Taiwan’s total exports.

Competitive Strengths.

          Experienced management team. We are led by a team of senior managers and industry professionals with extensive experience in maritime shipping in the Asia Pacific market, including experience in market analysis, chartering, vessel operations, technical management and crewing, safety and quality management, vessel sale and purchase, shipbuilding and repair, vessel finance and insurance.

          Strong customer relationships and a reputation for high quality service. We believe that we have developed a reputation as a reliable provider of ships and comprehensive services. Our professionals often work directly with shippers of commodity products to develop tailored solutions for their transportation needs. Our goal is to enable our customers to make their sales decisions with a certainty that we can fulfill their maritime transportation needs rapidly and reliably. We believe that our ongoing commitment to providing this level of service and availability is an important factor in developing and maintaining strong relationships with our customers, and that these relationships place us in a favorable position to obtain high levels of repeat business as well as early access to information concerning our customers’ future vessel needs.

          Strong relationships with service providers and suppliers. We believe we have strong relationships with most of our major suppliers, including our technical management company, insurance providers and shipbuilders. We work with our technical management company to obtain crew who are experienced in the operation and maintenance of vessels in international trades. Many of the crew used by us have worked on our vessels for a number of years. This is particularly important to our company and our customers since we each depend on the efficient operation of our vessels and the effective management of the broad spectrum of requirements in the numerous load and discharge ports, such as hold cleaning, inspections and crane surveys.

Our Strategy.

          We intend to deliver sustainable growth and long-term stockholder value by leveraging our competitive strengths through the following strategies:

          Focus on routes between China and ASEAN countries by setting up offices in major port cities and providing value added services. We intend to set up offices in major port cities in Southeast Asia to strengthen our connection with local consignors, shipping forwarders, importers and exporters, and to develop new routes between China and ASEAN countries. We also plan to provide value-added services, such as floating crane carrier service in some Southeast Asia ports, which can lower the cost of loading and discharging and enhance our competitive advantage in the region.

          Expand into China coastal shipping market. We intend to expand into China’s coastal shipping market to capitalize on the domestic trade boom expected from China’s stimulus plan.

          Enhance our comprehensive customer service offering. We intend to further develop the breadth and flexibility of our services to meet our customers’ transport needs. Working closely with our customers, we will seek to become an increasingly important component in their overall freight and logistics activities. Our objective is to have suitable tonnage readily available to service their maritime cargo business whenever they require such tonnage. To achieve this, we believe we need to maintain a significant fleet of modern vessels that provide the service and operational flexibility that our customers require. We also intend to offer our customers increasing ability to manage their overall freight needs and their exposure to changes in freight rates by remaining flexible over the size of the cargo we are willing to take and the periods for which we are willing to charter ships in and out.

          Develop and broaden our customer base. To date, we have been successful in attracting high quality customers. We are handling an increasing amount of their cargo business as demand for bulk commodities expands, and we intend to achieve further penetration of our customer base as their cargo transportation needs to grow. Additionally, we believe that our on-going commitment to providing high quality services should allow us to expand our customer base. We believe this will give us greater access to premium cargo trades, back-haul cargoes, and repeat business.

          Expand our fleet to meet growing customer demand. We are strategically committed to the expansion of our fleet to meet the growing needs of our existing and potential new customers. Through active tonnage procurement programs, including new vessel purchases, secondhand acquisitions and disposals, and chartering in and out vessels, we intend to maintain an appropriate balance between (i) the expected demand for our services, opportunities in the market, and managing seasonal fluctuations in charter rates and the industry’s inherent cyclicality, and (ii) the size and profile of our fleet. We intend to focus on maintaining a fleet of modern, shallow-draft, well-designed vessels since we believe that such vessels are best-suited to our customers’ requirements, provide operational efficiencies, and should place us in a favorable position to obtain competitive charter rates for a high percentage of our vessels and to benefit from increases in vessel resale values.

          Increase primary trades and back-haul cargoes. We intend to continue to expand our activities in, and market share of, front-haul trades that pay premium rates. We also expect to secure a growing volume of back-haul cargoes which should enable us to improve our capacity utilization.

Customers.

          Our customers currently include large Asian companies such as Joinocean Logistics Inc., Qingdao Wintime International Transportation Co., Ltd., Link Chance International Limited, Great

Morning Shipping Co., Ltd., Zhejiang Jiao Long Sea Construction Co., Ltd., and PESCO Oil Storage Corporation. Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels. We expect to charter our vessels to major trading houses (including commodities traders), publicly traded companies, reputable vessel owners and operators, major producers and government-owned entities rather than to more speculative or undercapitalized entities. We evaluate the counterparty risk of potential charterers based on our management’s experience in the shipping. In 2008, five customers each individually accounted for more than 10% of our revenue.

Employees.

          As of December 31, 2008, we had 10 staff employees and three senior management officers. None of our employees is represented by a union. We believe our relations with our employees are good.

          We obtain crew for each of our vessels from our shipping management company. Crew members are not employees of our company. The number of crew currently working on each of our owned or in-chartered vessels are as follows:

Vessel Name	Number of Crew

Qiao Yin	12
Nan Jing	14
Agios Spyridon	14
Heng Zhou	18

Intellectual Property.

          We do not have any patents, licenses or trademarks on which our business is substantially dependent.

Competition.

          The international shipping industry is highly competitive and fragmented with many market participants. Competition varies primarily according to the kind of commodity being shipped and the nature of the contractual relationship. We primarily compete with privately-owned fleets of dry bulk vessels.

          We compete for voyage charters on the basis of price as well as vessel location, size, age and condition and our reputation as an owner and operator. Similarly, the time charter market is price sensitive and depends on our ability to demonstrate the high quality of our vessels and operations to chartering customers. However, because of the longer term commitment, customers entering time charters typically are more concerned than spot charterers about the environmental and operational risks associated with older vessels. Consequently, owners of large modern fleets have gained a competitive advantage over owners of older fleets, particularly in the time charter market.

Environmental and Other Regulations.

          Industry Regulations.

          Our business is materially affected by government regulation in the form of international conventions, national, state and local laws and regulations, and laws and regulations of the flag nations of our vessels, including laws relating to the discharge of materials into the environment, and laws that require us to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, and continuous training of our officers and crews. Because such conventions, laws and regulations are often revised, we are unable to predict the ultimate costs of complying with such conventions, laws and regulations. Under certain regulations, a vessel owner may be liable for property and environmental damages, and all of its assets could be subject to claim for such damages. Moreover, in certain jurisdictions, under the “sister ship” doctrine, all of the affiliates in a fleet of ships may be liable for damages caused by, or debts incurred with respect to, a ship owned by one affiliate, and the ships and other assets of all the affiliates may be subject to attachments.

          In addition, a variety of government and private entities subject our vessels to both scheduled and unscheduled inspections. These entities include the local port authorities, classification societies, flag state administrations (country of registry) and charterers, particularly terminal operators. Certain of these entities require us to obtain permits, licenses and certificates for the operation of our vessels. Failure to maintain necessary permits or approvals could require us to incur substantial costs or to temporarily suspend the operation of one or more of our vessels.

          Some countries have laws or practices which restrict the carriage of cargoes depending upon the nationality of a vessel or its crew or the origin or destination of the vessel, as well as other considerations relating to particular national interests. We cannot predict the effect that such laws or practices may have on our ability to obtain cargoes.

          International Maritime Organization (IMO) regulations. The International Maritime Organization, or IMO, has negotiated international conventions that impose liability for oil pollution in international waters and in a signatory’s territorial waters. The IMO adopted Annex VI to the International Convention for the Prevention of Pollution from Ships to address air pollution from ships. Annex VI set limits on sulfur oxide and nitrogen oxide emissions from ship exhausts, and prohibits deliberate emissions of ozone depleting substances such as chlorofluorocarbons. Annex VI also includes a global cap on the sulfur content of fuel oil, and allows for special areas to be established with more stringent controls on sulfur emissions. We believe our vessels are in compliance with Annex VI.

          The operation of our vessels also is affected by the requirements set forth in the IMO’s Management Code for the Safe Operation of Ships and Pollution Prevention (the “ISM Code”). The ISM Code requires ship owners to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The failure of a ship owner to comply with the ISM Code may subject such owner to increased liability, may decrease available insurance coverage for the affected vessels, and may result in a denial of access to, or detention in, certain ports. All of the vessels in our operating fleet are ISM Code-certified.

          Other rules, international conventions and regulations adopted by the IMO include:

•

International Convention for the Safety of Life at Sea (as amended by the International Ship and Port Facilities Security Code), which prescribes a series of regulations meant to detect security threats and protect the safety of a vessel and its crew; and

•

International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, which prescribes a series of regulations pursuant to which seafarers of all ranks must be trained and certificated in order to be able to carry out their respective duties on board vessels.

          We have developed policies and procedures intended to ensure our compliance with these laws, regulations and rules, and we believe that all of our vessels are in compliance.

          Inspection by Classification Societies. Every seagoing merchant vessel must be “classed” by a classification society. The classification society certifies that the vessel is “in class,” signifying that the vessel has been built and is being maintained in accordance with the rules of the classification society, and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. In addition, where inspections are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will conduct such inspections on application or by official order, acting on behalf of the authorities concerned. The classification society, on request, also may undertake such other inspections that are required by regulations and requirements of the flag state. These inspections are subject to agreements made between the vessel’s classification society and the flag state concerned.

          For maintenance of the class, regular inspections are required to be performed as follows:

•

Annual Surveys: For seagoing ships, annual inspections are conducted for the hull and the machinery, including the electrical plant, safety equipment, communication equipment and any special equipment classed, at intervals of approximately 12 months from the date of commencement of the class period indicated in the certificate.

•

Intermediate Surveys: Intermediate inspections (which are more extensive than annual inspections) of the vessels’ structure and equipment are conducted in conjunction with the second or third annual inspection.

•

Class Renewal Surveys: Class renewal surveys, also known as special surveys, are carried out for the ship’s hull and the machinery, including the electrical plant, safety equipment, communications equipment and for any special equipment classed, at five-year intervals from the vessel’s certification. At the special inspection, a thorough examination of the vessel is conducted, including ultrasonic gauging to determine the thickness of the steel structures. If the thickness fails to meet class requirements, the classification society will prescribe steel renewals. Substantial amounts of money may have to be spent for steel renewals to pass a special inspection if the vessel has suffered excessive wear and tear.

•

Continuous Surveys: On application by a ship owner, the inspections required for class renewal may be split according to an agreed schedule to be carried out over the entire period of the class certificate. It is common for this process to be applied to the vessel’s machinery, known as a continuous machinery inspection. All areas subject to inspection as defined by the classification society are required to be inspected at least once per five-year class period, unless shorter intervals between inspections are prescribed. All of the vessels within our fleet undergo continuous machinery inspections.

•

Docking Surveys: Vessels also are required to be dry-docked twice within the five-year inspection cycle, with a maximum of 36 months between inspections, for inspection of the underwater parts and for repairs related to inspections. An in-water inspection may be permitted in lieu of a dry-docking for the intermediate inspection, although the vessel must carry out a dry-docking in conjunction with a class renewal inspection.

          If any defects are found by the classification inspector during any inspection of a ship, the inspector may require an immediate repair to be carried out. If, however, the inspector considers it safe for the vessel to continue in service without an immediate repair, the inspector will issue a condition of class which will require the defect to be rectified by the ship owner within prescribed time limits. Any conditions of class must be repaired at the time of the class renewal inspection.

          All of our vessels are certified as being “in class” by Bureau Veritas International Register, International Register of Shipping, and Isthmus Bureau of Shipping, each of which are members of the International Association of Classification Societies.

Insurance.

          Our business is subject to normal hazards associated with owning and operating vessels in international trade. The operation of ocean going vessels carries an inherent risk of catastrophic marine disaster, including oil spills and other environmental accidents, property loss or damage, cargo loss or damage, and business interruption due to mechanical failures, adverse weather conditions, human error, political action, hostilities, piracy, labor strikes, and other circumstances or events. Not all risks can be insured against, and our policies have certain deductibles for which we are responsible. We also cannot assure that any specific claim will be paid. We believe, however, that our current insurance coverage is adequate to protect us against normal accident-related risks involved in the conduct of our business. Our principal insurance policies include:

Hull and machinery insurance. This insurance includes coverage for damage to a vessel’s hull and machinery in a collision or from basic perils of the sea. Our coverage includes the risk of actual or constructive total loss for our owned fleet. Each vessel is insured for at least its fair market value, with a deductible that, depending on the vessel, is either a fixed amount or the greater of a fixed amount or a percentage of the actual loss incurred. The respective owners of the other vessels that we charter-in are responsible for maintaining insurance on those vessels. We do not maintain time charter liability insurance.

Protection and Indemnity (“P&I”) Insurance. P&I insurance includes coverage for oil pollution, damage to docks and other installations, and coverage against third-party liabilities encountered in our commercial operations (include loss or damage of goods). It also includes coverage for the death, injury or illness of our crew, and for the costs of towage, salvage and other fees (include debris removal). Our P&I insurance is provided by mutual marine insurance associations or “P&I Clubs.” P&I Clubs are formed by shipowners to provide protection from large financial losses to one member by contribution towards the loss by all members. We are subject to potential additional premiums for prior years due to funding requirements and coverage shortfalls of the P&I Clubs in the event claims exceed available funds and reserves. We also are subject to future premium increases based on prior year underwriting loss experience. Currently, insurance on our owned fleet includes coverage for pollution claims, death, injury or illness of crew, and cargo damage, all of which is subject to coverage limits and deductibles.

WHERE YOU CAN FIND MORE INFORMATION

          We maintain a website at www.n-sshz.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10−K. We make available free of charge through our website our Annual Reports on Form 10−K, Quarterly Reports on Form 10−Q and Current Reports on Form 8−K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the Securities and Exchange Commission. Further, we will provide free copies of any of our SEC filings upon request. Copies of our filings with the SEC may be requested through the “investor relations” section of our website, or by calling our offices at 011-86-21-5595-5927. In addition, because we are subject to the informational requirements of the Securities Exchange Act, we file reports, proxy statements and other information with the SEC. You may read and copy these reports, proxy statements and other information at the SEC’s public reference room located at 100 F Street, N.E. Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at (800) SEC-0330. In addition, we are required to file electronic versions of those materials with the SEC through the SEC’s EDGAR system. The SEC also maintains a web site at http://www.sec.gov, which contains reports, proxy statements and other information regarding registrants.

ITEM 1A. RISK FACTORS.

          The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of these risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected and the trading price of our common stock could decline.

Risk Factors Relating to the Shipping Industry

          Costs and revenues in the shipping industry are volatile. The shipping industry historically has experienced volatility in freight rates, the cost of fuel oil, the cost and availability of crew, port charges, currency exchange rates, and vessel charter rates and values due to, among other things, changes in the level and pattern of global economic activity and the highly competitive nature of the world shipping industry. Changes to marine regulatory regimes in the ports at which our vessels call also may cause our costs to fluctuate.

          Our revenue is influenced by a number of factors that are difficult to predict, including global and regional economic conditions, developments in international trade, changes in seaborne and other transportation patterns, weather patterns, port congestion, canal closures, political developments, armed conflicts, acts of terrorism, embargoes, and strikes. Demand for our transportation services is influenced by the demand for the goods we ship, including iron and steel products, agricultural products, and log and forest products, which in turn is affected by general economic conditions, commodity prices and competition. A decrease in demand for these products could adversely affect our results of operations.

          Our revenue also is influenced by fluctuations in shipping capacity. The supply of shipping capacity is a function of the size of the existing global fleet, its operational efficiency, the impact of port congestion, the delivery of new vessels and the number of older vessels scrapped, in lay-up, converted to other uses, deactivated or lost. The factors influencing the supply of vessel capacity are outside our control, and a significant increase in such supply could have a material adverse effect on our business, financial position and results of operations.

          Our business depends to a significant degree on the stability and continued growth of the Asian economies. Economic growth in China has caused unprecedented demand for raw materials and other products that are transported by ocean freight. The growth of the Chinese economy has stimulated growth in other Asian economies as well. Any pronounced slowdown or decline in the Chinese economy could be expected to have significant adverse effects on the economies of other Asian countries and on the demand for our services, and could be expected to result in declines in freight rates and on the value of our vessels. We expect that a significant decline in the Asian economies would have a material adverse effect on our results of operations.

          High or volatile oil prices could adversely affect the global economy and our results of operations. If oil prices remain high for an extended period of time or experience prolonged volatility, the global economy could weaken significantly. Global recession or depression would significantly reduce the demand for ocean freight while our fuel costs would be increasing. A significant reduction in the demand for ocean freight would have a material adverse impact on our results of operations and financial condition. In addition, our results of operations would be adversely affected if we were unable to pass increased fuel costs on to our customers.

          We operate in a highly competitive industry. We employ our vessels in highly competitive markets that are capital-intensive and highly fragmented. Competition arises primarily from other vessel owners, many of whom have substantially greater financial and other resources than us. Competition for the transportation of cargo by sea is intense and depends on numerous factors including price, location, size, age, and condition of the vessel and the acceptability of the vessel and its operators. Due, in part, to the highly fragmented market, competitors with greater resources could enter our market and operate larger fleets through consolidation or acquisitions, and may be able to offer lower rates and higher quality vessels than we are able to offer. If we are unable to compete successfully, it would have a material adverse effect on our business, financial position and results of operations.

          We operate in a highly-regulated industry. Our business is materially affected by government regulation in the form of international conventions, national, state and local laws and regulations, and laws and regulations of the flag nations of our vessels, including laws relating to the discharge of materials into the environment, and laws that require us to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews. Complying with these laws, conventions, and regulations may entail significant expenses, including expenses for ship modifications, special surveys, and new equipment, and expenses in meeting maintenance and inspection requirements, in changing operating procedures, in developing contingency arrangements for potential contamination by vessels, and in obtaining insurance coverage. In addition, pursuant to such laws, governmental and other agencies may mandate that we obtain permits, licenses and certificates in connection with our operations. Some countries in which we operate have laws that restrict the carriage of cargoes depending on the registry of a vessel, the nationality of its crew and prior and future ports of call, as well as other considerations relating to particular national interest. Port authorities in various jurisdictions may demand that repairs be made before allowing a vessel to sail, even though the vessel may be certified as “in class” and in compliance with all relevant maritime conventions. Additional laws and regulations may be adopted which could limit our ability to do business and which could have a material adverse effect on our business, financial position and results of operations. Our failure to comply with applicable laws, ordinances and regulations may subject us to increased liability, may invalidate existing insurance coverage or decrease available insurance coverage for the affected vessels, and may result in a denial of access to, or detention in, certain ports, all of which could materially adversely affect our results of operations and liquidity.

          In certain countries where we operate, we are subject to various federal, state or local environmental laws, ordinances and regulations that impose obligations to clean up environmental contamination resulting from a discharge of oil or hazardous substances, such as a discharge of fuel. We also may be held liable to a governmental entity or to third parties in connection with such contamination. Liability under certain of these laws has been interpreted to be strict, joint and several, and subject to very limited statutory defenses. The costs of investigation, remediation or removal of such substances and damages resulting from such releases could be substantial and could adversely affect our results of operations.

          Risk associated with the shipping industry could affect our business and reputation, which could adversely affect our results of operations and stock price. The involvement of our vessels in a marine disaster or environmental mishap could harm our reputation as a safe and reliable vessel owner and operator, and could have a material adverse effect on our financial condition and results of operations and adversely affect our stock price.

          Marine claimants could arrest our vessels, which could interrupt our cash flow. Under general maritime law in many jurisdictions, crew members, tort claimants, claimants for breach of certain maritime contracts, vessel mortgagors, suppliers of fuel, materials, goods and services to a vessel, and shippers and consignees of cargo may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many circumstances, a maritime lien holder may bring an action to enforce its lien by “arresting” a vessel and commencing foreclosure proceedings. In some jurisdictions, under the “sister ship” theory of liability, a claimant may arrest the vessel subject to the claimant’s maritime lien as well as any “associated” vessel owned or controlled by the legal or beneficial owner of that vessel. The arrest of one or more of our vessels could result in a loss of our cash flow or require us to pay substantial amounts to have the arrest lifted, and could adversely affect our customer relationships by interrupting our sailing schedule.

          Governments could requisition one or more of our vessels during a period of war or emergency, resulting in a loss of earnings. A government could requisition one or more of our vessels for title or for hire. Requisition for title occurs when a government takes control of a vessel and becomes its owner, while requisition for hire occurs when a government takes control of a vessel and effectively becomes its charterer at dictated charter rates. Generally, requisitions occur during periods of war or emergency, although governments may elect to requisition vessels in other circumstances. Although we would be entitled to compensation in the event of a requisition of one or more of our vessels, the amount and timing of payment would be uncertain. Government requisition of one or more of our vessels could have a material adverse effect on our cash flows and results of operations.

Risks Factors Relating to Our Business

          We depend upon a limited number of customers for a large part of our revenue. For the year ended December 31, 2008, five of our customers each accounted for over 10% of our revenue. Losing any of these customers may result in the unemployment of our vessels and could have a material adverse effect on our results of operations and cash flows.

          As our fleet ages, the risks associated with older vessels could adversely affect our operations. In general, the costs to maintain an oceangoing vessel in good operating condition increase with the age of the vessel. One of the four vessels in our controlled operational fleet is more than 15 years old, and two are more than 20 years old. We estimate that the economic useful life of our vessels is approximately 30 years, depending on market conditions, the type of cargo being carried and the level of maintenance. Some of our carriers are used to transport products such as fertilizer and petrochemical products that may damage our vessels and reduce their useful life if we do not follow specified maintenance and cleaning routines. Older vessels may develop unexpected mechanical and operational problems despite adherence to regular survey schedules and proper maintenance. Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel. Governmental regulations and safety or other equipment standards related to the age of vessels may require expenditures for alterations of, or the addition of new equipment to, our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that we will be able to operate our vessels profitably during the remainder of their projected useful lives, or that we will be able to sell our owned-vessels profitably when we no longer can utilize them in our fleet.

          Vessel dry-dockings could adversely affect our cash flow and results of operations. Our vessels must be dry-docked two times every five years to coincide with special survey cycles. In addition, we may need to reposition our vessels and charter-in outside vessels to accommodate our dry-docking schedule and business needs. The loss of earnings while the vessels are being dry-docked, the repositioning of our vessels in response to the dry-dockings, the costs of the dry-dockings, and the possible charter-in expense in response to the dry-dockings could have a material adverse effect on our cash flows and results of operations.

          Our vessels may suffer damage and we may need to unexpectedly dry-dock a vessel, which could adversely affect our operations. If a vessel suffers damage, it may need to be repaired at a dry-docking facility. The costs of dry-dock repairs are unpredictable and can be substantial. The loss of earnings while the vessel is being repaired and our other vessels are being repositioned in response to the unexpected dry-docking, as well as the actual costs of the repairs, could have a material adverse effect on our cash flows and results of operations. We may not have insurance that is sufficient to cover all of these costs or losses.

          We may not be able to acquire additional vessels at favorable prices. Part of our current business strategy includes growing through the acquisition of additional vessels, both new and secondhand. Acquisitions of new vessels often require the expenditure of substantial sums in the form of down payments and progress payments during the construction phase. If we are unable to complete payments under any of our newbuildings contracts, we may forfeit all or a portion of the down payments and progress payments made with respect to such contracts. There can be no assurance that the contracted newbuildings will be completed on schedule or at all. Delays in the delivery of, or failure to deliver, one or more of such vessels could have an adverse effect on our business, financial position and results of operations.

          In the secondhand market, we must devote significant time and resources to identifying and inspecting suitable vessels. Secondhand vessels generally carry no warranties from their sellers or manufacturers. In addition, our inspections of secondhand vessels prior to purchase would not normally provide us with the same knowledge about the vessel’s condition as we would have if the vessel had been built for or operated by us. Secondhand vessels may have conditions or defects that were not known to us when we bought the vessel and that may require us to undertake costly repairs. These repairs may require us to put a vessel into dry-dock, which would reduce our fleet utilization. The costs of dry-dock repairs are unpredictable and can be substantial. The loss of earnings while our vessels were being repaired and repositioned, as well as the actual cost of those repairs, would decrease our income from operations. We may not have insurance that is sufficient to cover all of these costs or losses and may have to pay dry-docking costs not covered by our insurance. Our future operating results could be adversely affected if some of the secondhand vessels do not perform as we expect.

          We also intend to expand the size of our fleet by in-chartering vessels. We may not be able to in charter suitable vessels at acceptable rates and charter periods. If our fleet decreases below the number of vessels needed to meet our commitments or the cost of in-chartering vessels increases above pre-determined prices, we may suffer losses.

          We cannot assure you that we will identify and acquire a sufficient quantity of vessels to support our growth strategy, or that we will be able to acquire suitable vessels at favorable prices. A significant decrease in the number of vessels in our fleet could adversely affect our ability to market our fleet and could have a material adverse effect on our business, financial position and results of operations.

          The market value of vessels can and will fluctuate significantly. Market values of vessels are highly volatile and will continue to fluctuate depending on numerous factors, including economic and market conditions affecting the shipping industry and prevailing charter hire rates, vessel supply and rates of vessel scrapping, competition from other shipping companies and other modes of transportation, the type, size and age of vessels, applicable governmental regulations and the cost of new ship buildings. If the market value of our fleet declines, we may not be able to obtain additional financing on terms that are acceptable to us or at all in connection with future vessel acquisitions or for other purposes. In addition, if the book value of a vessel is impaired due to unfavorable market conditions, or if we sell a vessel at a price below its book value, that decline would result in a loss that would adversely affect our operating results.

          Our customers may default on their contractual obligations. We operate in a highly fragmented market, and our customer base is diverse. Although we try to ensure that we do business with high quality customers as frequently as possible, we cannot assure you that all of our business will be transacted with such customers. Often, there is limited financial information available about our customers. As a result, counterparty risk is largely assessed on the basis of their reputation in the market place, and there can be no assurance that any of our customers can fulfill their obligations under the contracts we enter into with them. Potential risks associated with a defaulting counterparty include non-payment of freight and hire, and the cost of shipping cargo to its destination if it was already loaded on our vessel at the time of the default. In the case of a default on a time-chartered vessel, additional costs such as port expenses and stevedoring costs may be incurred. There can be no assurance that our customers will not default on their obligations under our contracts with them. Any such default may have a material adverse effect on our business, financial position and results of operations.

          Our insurance may be insufficient to cover the inherent operational risks associated with our business, and we may be unable to maintain our existing insurance coverage. The operation of any oceangoing vessel carries with it an inherent risk of sinking, collision, and other marine disasters, environmental mishaps, property losses or damages, and interruption caused by mechanical failure, human error, political action, labor strikes, adverse weather conditions and other circumstances or events. Any such circumstance or event could result in a loss of revenues, liabilities or increased costs. We cannot assure you that any insurance we maintain would be sufficient to cover the cost of damages or the loss of income resulting from a vessel being removed from operation, or that any insurance claims would be paid. Any significant loss or liability for which we are not insured, or for which our insurers fail to pay us, could have a material adverse effect on our financial condition. In addition, the loss of a vessel would adversely affect our cash flows and results of operations. In addition, stricter environmental regulations may result in increased costs for, or the unavailability of, insurance against the risks of environmental damage or pollution. We cannot assure you that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future.

          We may experience fluctuations in our operating results. Our operating results are highly dependent on the prevailing charter rates in a given time period. Charter rates are based, in part, on supply and demand, and are extremely competitive. Significant fluctuations in charter rates may result in significant fluctuations in the earnings of our vessels. If rates were to decrease significantly, or if we do not successfully arrange charters for our vessels, our earnings could be adversely impacted.

          Our operating results also may be adversely affected by increases in our operating expenses. The potential risks that may add to overall expenses include unexpected labor strikes, severe weather conditions, lengthy quarantines, mechanical failures or human error (including revenue lost in off-hire days), arrest action against our vessels due to failure to pay debts, unexpected repairs and increases in bunker costs.

          Acts of god, acts of war, terrorist attacks, epidemics and other events could adversely affect our business. Our business is subject to general economic and social conditions around the world, particularly in the Asia Pacific region. Natural disasters, epidemics, acts of god and other events which are beyond our control may adversely affect local economies, infrastructures and livelihoods. Our business, operating results and financial position may be adversely affected if such disasters, acts or events occur, even if they occur in areas in which we do not directly operate.

          Acts of war may cause damage or disruption to our business, employees, facilities, markets and our customers, any of which could materially impact our revenues, costs of operations, overall results and financial condition or share price. The potential for war also may cause uncertainty and cause our business to suffer in ways that we cannot currently predict. Our present geographic focus on Asia may make us vulnerable in the event of increased tension or hostilities in many countries including China, Taiwan or North Korea. The agreements pursuant to which we time charter in or time charter out a vessel typically contain a war cancellation clause exercisable by either party to the agreement.

          Terrorist attacks, such as the attacks on the United States on September 11th, and the United States’ on-going response to these attacks, as well as the threat of future terrorist attacks, continue to cause uncertainty in the world financial markets. The recent conflict in Iraq may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial, energy and commodities markets. These uncertainties and instabilities may adversely affect our business, financial position and results of operations.

          We are exposed to currency and interest rate fluctuations. The currency for all our financial reporting is US dollars. Because we generate nearly all our revenues in US dollars, but incur some of our costs, expenses and capital expenditures in other currencies, exchange rate fluctuations could adversely affect our results of operations. A change in exchange rates could lead to fluctuations in reported net income due to changes in the value of these currencies relative to the US dollar. In addition, because our debt bears interest at a floating rate, and some or all of the new debt that may be incurred by us may bear interest at floating rates, increases in interest rates could increase our interest expenses and adversely affect our results of operations.

          Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force, and our business may be severely disrupted if we lose their services. Our future success depends substantially on the continued services of our executive officers, especially Mr. Xinyu Zhang, our Chief Executive Officer. We do not have employment agreements with any of our executive officers, and we do not maintain key man life insurance on any of our executive officers. If one or more of our executive officers are unable or unwilling to continue in their present positions, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. We cannot assure you, however, that we will be able to readily replace any departing executive officers, if at all.

          Our future success also depends, to a significant extent, on our ability to attract, train and retain qualified personnel. Recruiting and retaining capable personnel, particularly those with expertise in the maritime shipping industry, are vital to our success. There is substantial competition for qualified personnel, and there can be no assurance that we will be able to attract or retain our personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

          We may not be able to grow or to effectively manage our growth. A principal focus of our strategy is to grow by expanding our existing customer relationships, developing new customer relationships, and taking advantage of changing market conditions, which may include changing the composition of our fleet, expanding or changing our geographic focus, entering into new strategic alliances or engaging in the seaborne transportation of other commodities. Our future growth will depend upon a number of factors, some of which we cannot control. These factors include our ability to:

•	identify suitable secondhand vessels or new vessels for purchase, and to integrate any acquired vessels successfully with our existing operations;

•	identify businesses engaged in managing, operating, or owning bulk carriers for acquisition;

•	improve our operating and financial systems and controls;

•	hire, train and retain qualified personnel to manage and operate our growing business and fleet; and

•	identify new markets and trade routes.

          The failure to manage any of these factors effectively could adversely affect our business, financial position and results of operations.

          All of our revenue is derived from operations outside the U.S. and may be adversely affected by actions taken by foreign governments or other forces or events over which we have no control. We derive all of our revenue from operations in Asia. Our profitability will be affected by changing economic, political and social conditions in this region. In particular, our operations may be affected by war, terrorism, expropriation of vessels, the imposition of taxes, increased regulation or other circumstances, any of which could reduce our profitability, impair our assets or cause us to curtail our operations.

Risks Factors Relating to Our Company

          Yongchen’s existing loan agreement currently imposes significant operating and financial restrictions on Yongchen. The loan agreement between Yongchen and Xiamen International Bank limits Yongchen’s ability to:

•	create liens on its assets;

•	create, incur, assume, or guarantee indebtedness;

•	make or hold certain investments;

•	make loans or advances; or

•	change the identity of its directors, officers or senior management personnel.

          Similar or additional restrictions could be imposed on us if we incur additional debt or establish credit facilities. These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.

          If Yongchen defaults under its loan agreement, it could forfeit its rights in Qiao Yin. We have pledged Qiao Yin as security to our lender under our loan agreement. If an event of default shall occur, our lender may foreclose on the mortgage over Qiao Yin, and we could lose our rights in Qiao Yin and its charter.

          Our limited operating history makes evaluation of our business difficult. Yongchen was incorporated in September, 2005, and Hengzhou was incorporated in July, 2006. As a result, we have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results.

          Our principal stockholder owns a significant percentage of our stock and can exercise significant influence over our company. Yongzheng International Marine Holdings Co., Ltd. owns approximately 76% of our issued and outstanding common stock. Accordingly, it is able to determine the composition of our Board, has the voting power to approve matters requiring stockholder approval, and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our company.

Risk Factors Related to Our Common Stock

          Our right to issue preferred stock and provisions of the Delaware General Corporation Law could adversely affect our stockholders or prevent or delay a change of control. Our certificate of incorporation authorizes the issuance of preferred stock with such designations, rights, and preferences as may be determined from time to time by our Board of Directors, without any further vote or action by our stockholders. Therefore, our Board of Directors is empowered, without stockholder approval, to issue stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of our common stock, and could discourage potential acquisition proposals or delay or prevent a change of control.

          In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation law which applies to “business combinations” such as a merger, asset or stock sale or other transaction that result in financial benefit to an “interested stockholder”. An “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years prior, did own, 15% or more of a corporation’s outstanding voting stock. Section 203 generally prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the time that the stockholder became an interested stockholder, unless:

•

prior to entering into the business combination, the board of directors of the corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

•

upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding, those shares owned by persons who are directors and also officers, and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

•

on or subsequent to that time, the business combination is approved by the board of directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

          This provision may have the effect of delaying, deterring or preventing a change in control over our company without further action by our stockholders.

          Our stock price may be volatile, which may result in losses to our stockholders. The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the OTC Bulletin Board, the stock market in which shares of our common stock are quoted, generally have been very volatile and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•	announcements of technological innovations or new services by us or our competitors;

•	variations in our operating results;

•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•	changes in operating and stock price performance of other companies in our industry;

•	additions or departures of key personnel;

•	future sales of our common stock (including shares to be issued pursuant to the Ship Contribution Agreements);

•	price and volume fluctuations experienced by domestic and international stock markets; and

•	general economic and political conditions.

          We do not intend to pay cash dividends. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends is within the discretion of our Board of Directors. We presently intend to retain any earnings to provide funds for the operation and expansion of our business. Accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

          The market for our common stock is not active. There is a limited market for our common stock. There can be no assurance that a more active market for our common stock will develop. Accordingly, investors may have to bear the economic risk of an investment in our common stock for an indefinite period of time.

          The OTC Bulletin Board is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price. Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities. Because trades and quotations on the OTC Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing, and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, you may not be able to sell shares of our common stock at the optimum trading prices.

          When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price quoted by the OTC Bulletin Board at the time of the order entry.

          Orders for OTC Bulletin Board securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Bulletin Board. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, you may not able to sell shares of common stock at the optimum trading prices.

          The dealer’s spread (the difference between the bid and ask prices) on the OTC Bulletin Board may be large and may result in substantial losses to the seller of our common stock if such shares must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board. Due to the foregoing, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

          We are subject to the penny stock rules and these rules may adversely affect trading in our common stock. Our common stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies, and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers also must disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock, increases transaction costs for sales and purchases of our common stock as compared to other securities, and increases the difficulty for us raise additional equity capital.

ITEM 2. PROPERTIES.

          Our executive offices are located in approximately 9,000 square feet of office space in Hi-Shanghai 8th Building in Shanghai, China. We lease the office space from Shanghai Yongzheng Marine, a subsidiary of Yongzheng.

ITEM 3. LEGAL PROCEEDINGS.

          We are not currently a party to any pending material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of Our Stock.

          Our common stock currently is quoted on the OTCBB under the symbol “SSHZ” and had previously traded under the symbols “APMD” and “DKIV”. The following table sets forth, for the periods indicated, the reported high and low closing bid prices for our common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter Ended	High	Low

December 31, 2008	$3.45	$1.25
September 30, 2008	$4.50	$1.10
June 30, 2008	$4.00	$1.10
March 31, 2008	$2.75	$1.50

December 31, 2007	$3.75	$2.55
September 30, 2007	$4.25	$2.50
June 30, 2007	$4.00	$0.001
March 31, 2007	$0.005	$0.001

Stockholders.

          As of March 25, 2009, we had approximately 1,133 stockholders of record of our issued and outstanding common stock.

Transfer Agent and Registrar.

          The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc.. The transfer agent’s address is 3200 Cherry Creek Dr. South, Suite 430, Denver, CO 80209, and its telephone number is (303) 282-4800.

Dividends.

          We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. Any decision to declare and pay dividends in the future will be made at the discretion of our Board, and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant. We currently intend to retain any future earnings to fund the development and growth of our business.

Equity Compensation Plan Information.

          In 2005, our Board of Directors adopted our 2005 Stock Incentive Plan (the “Plan”). The Plan authorizes the grant of options to purchase up to 14,705 shares of our common stock. There are no outstanding options that have been granted pursuant to the Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	366,798 [1]	$0.25	14,705

Total	366,798	$0.25	14,705

1Represents shares of common stock issuable upon exercise of a ten-year warrant issued to an advisor to our company. The warrant contains a cashless exercise provision.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

          On March 31, 2008, we issued 24,525,994 shares of our common stock to Yongzheng and the other shareholders of Hengzhou (or their designees) in exchange for all of the issued and outstanding capital stock of Yongchen and Hengzhou. We relied on the status of Yongzheng and such other persons as non-”U.S. persons” in claiming an exemption from registration under Regulation S promulgated under the Securities Act.

          On July 31, 2008, we issued 150,000 shares of our common stock to a consultant for services to be provided pursuant to a three-year consulting agreement dated July 1, 2008. We relied on the status of the consultant as a non-”U.S. person” in claiming an exemption from registration under Regulation S promulgated under the Securities Act.

          On October 7, 2008, we sold 44,730 shares of our common stock at a price of $4 per share to 354 non-”U.S. persons” for the total cash consideration of US$178,920. The sale was made pursuant to Regulation S.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

          The following discussion and analysis should be read in conjunction with the financial statements and the notes to those statements included in this Annual Report on Form 10-K. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those discussed above under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Forward Looking Statements”.

          On March 31, 2008, the Share Exchange was completed, Yongchen and Hengzhou became our wholly-owned subsidiaries, and the businesses of Yongchen and Hengzhou were adopted as our business. As such, the following Management Discussion is focused on the current and historical operations of Yongchen and Hengzhou (and our other subsidiaries), and excludes the operations of Sino Shipping Holdings Inc. prior to the Share Exchange.

Critical Accounting Policies and Estimates

          We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 3 to our audited financial statements. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

          Recently Issued Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to items such as long-lived asset groups measured at fair value for an impairment assessment. The effects of the remaining aspects of SFAS 157 are to be applied by the Company to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on its consolidated results of operations or financial condition.

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

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 will change the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, earnings, and cash flows. The Company will be required to adopt SFAS 161 as of January 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162, is effective 60 days following SEC approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on the Company’s consolidated financial statements.

Overview.

          Through our wholly-owned subsidiaries, we provide maritime transportation services through the commercial operation of our fleet of owned and in-chartered vessels. We specialize in transporting minor bulk commodities, including log and forest products, iron and steel products, fertilizer, agricultural products, cement and palm oil, and basic chemical and petrochemical products in China and Southeast Asia.

          Our fleet currently consists of three shallow-draft bulk carriers and one oil/chemical tanker. We have entered into agreements to acquire two additional chemical tankers that currently are under construction. During 2008, we also in-chartered the bulk carrier Heng Shun pursuant to a three-year charter agreement at a rate of US $28,000 per day. In January, 2009, the vessel owner and our company agreed to terminate that charter agreement.

          The vessels are required to be dry-docked two times every five years, with a maximum of 36 months between inspections, for inspection of the underwater parts and for repairs related to inspections. The anticipated dry-docking schedule for our current operational fleet is as follows:

Ship Name	Year built	Owned by	In-chartered by	Last Dry- docked	Next Scheduled Dry-docking

Agios Spyridon	1984	—	Yongchen	November, 2005	*
Nan Jing	1984	Nanjing	—	May, 2007	May 3, 2010
Qiao Yin	1991	Yongchen	—	November, 2005	July 8, 2009
Heng Zhou	2007	Hengzhou	—	May, 2007	To be determined

*	The vessel owner has not advised us of the dry-docking schedule.

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

Results of Operations

          The following table sets forth our results of operations for the periods indicated (in US dollars):

	Year ended December 31, 2008	Year ended December 31, 2007

Revenue	$26,912,788	$5,403,723
Operating expenses	$20,952,046	$2,543,303
Operating earnings	$5,960,742	$2,860,420
Other expenses	$2,659,268	$75,790
Net income	$3,301,474	$2,784,630

          Revenue. Our revenue was $26,912,788 for the year ended December 31, 2008 compared to $5,403,723 for the year ended December 31, 2007, an increase of $21,509,065 or 398%. This increase in revenue was mainly attributable to revenue derived from our vessel Heng Zhou, which joined our fleet in December, 2007, and our in-chartered vessels, Agios Spyridon and Heng Shun, which joined our fleet in 2008.

          The breakdown between voyage and time charter revenues for each vessel are as follows:

Year ended December 31,	Voyage Charter	Time Charter

2007	Nan Jing: $4,521,723	Qiao Yin: $792,000
Heng Zhou: $90,000
2008	Nan Jing: $4,017,713	Qiao Yin: $792,000
	Agios Spyridon: $4,074,390	Heng Zhou: $2,700,000
Heng Shun: $15,328,685

          Operating expenses. Our operating expenses were $20,952,046 for the year ended December 31, 2008 compared to $2,543,303 for the year ended December 31, 2007, an increase of $18,408,743 or 724%. This increase in operating expenses was mainly attributable to expenses derived from our vessel Heng Zhou, which joined our fleet in December, 2007, and our in-chartered vessels, Agios Spyridon and Heng Shun, which joined our fleet in 2008. Operating earnings increased by $3,100,322 or 108% to $5,960,742 for the year ended December 31, 2008 from $2,860,420 for the year ended December 31, 2007. The increase in operating earnings was primarily attributable to the operation of the vessel Heng Zhou, and the in-chartered vessels, Agios Spyridon and Heng Shun, for the year ended December 31, 2008. Operating earnings decreased as a percent of revenue from 52.93% for the year ended December 31, 2007 to 22.15% for the year ended December 31, 2008 due to charter hire expenses of $10,725,000 for the vessels, Agios Spyridon and Heng Shun, for the year ended December 31, 2008.

          The breakdown between voyage and time charter expenses for each vessel are as follows:

Year ended December 31,	Voyage Charter	Time Charter

2007	Nan Jing: $2,099,370	Qiao Yin: $414,685
Heng Zhou: $29,248
2008	Nan Jing: $2,473,010	Qiao Yin: $454,296
	Agios Spyridon: $3,056,582	Heng Zhou: $844,387
Heng Shun: $13,524,450

          The expenses related for maintenance, repairs and parts to our owned vessels for the past two years are as follows:

Vessel	2008	2007

Qiao Yin	$—	$—
Nan Jing	$107,510	$51,188
Heng Zhou	$—	$—

          Other expenses. Other expenses for the year ended December 31, 2008 were primarily comprised of a noncash item, loss on impairment of our owned vessels, in amount of $2,624,628. Loss on impairment of vessels for the year ended December 31, 2007 was $0. Other expenses also included the interest expense, which primarily reflects the finance cost of Yongchen’s bank loan. Interest expense was $30,269 for the year ended December 31, 2008 and $74,829 for the year ended December 31, 2007. As a percent of revenue, our interest expense decreased from 1.38% for the year ended December 31, 2007 to 0.11% for the year ended December 31, 2008.

          Net income. Net income for the year ended December 31, 2008 was $3,301,474 and was $2,784,630 for the year ended December 31, 2007. The increase in net income was attributable to the operation of our vessel Heng Zhou, which joined our fleet in December, 2007, and our in-chartered vessels Agios Spyridon and Heng Shun, which joined our fleet in 2008. Net income decreased as a percent of revenue from 51.53% for the year ended December 31, 2007 to 12.27% for the year ended December 31, 2008 due to charter hire expenses of $10,725,000 incurred for the vessels Agios Spyridon and Heng Shun for the year ended December 31, 2008 as well as loss on impairment of our owned vessels of $2,624,628 for the year ended December 31, 2008.

Liquidity and Capital Resources.

          At December 31, 2008, we had cash and cash equivalents of $111,750. We did not engage in any hedging activities relating to foreign exchange, interest rates or other risks for the year ended December 31, 2008.

          At December 31, 2008, our current assets were $2,242,072 and current liabilities were $413,035, resulting in a current ratio of approximately 5.43 to 1. At December 31, 2007, our current assets and current liabilities were $2,982,936 and $435,535, respectively, resulting in a current ratio of approximately 6.85 to 1.

          Net cash from operating activities was $7,358,234 for the year ended December 31, 2008 compared to $2,844,077 for the year ended December 31, 2007. This increase of net operating cash inflow was mainly attributable to an increase in operating income.

          Net cash used in financing activities was $217,080 for the year ended December 31, 2008 and net cash from financing activities was $1,905,153 for the year ended December 31, 2007. This increase of net cash outflow was mainly attributable to the repayment of the bank loan.

          Net cash used in investing activities was $7,145,815 for the year ended December 31, 2008 compared to $4,665,545 for the year ended December 31, 2007. This increase of net cash outflow was mainly attributable to the purchase of vessel components.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See the information on pages F−1 through F-19 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          An evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)−15(f) or Rule15d−15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. generally accepted accounting principles; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with authorizations of our management and board of directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, utilizing the criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

          This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

          There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

          Set forth below is information regarding our current directors, executive officers, and other significant employees.

Name	Age	Title

Mr. Xinyu Zhang	42	Director, Chief Executive Officer and President
Ms. Lifang Huang	45	Director and Chief Financial Officer
Mr. Hai Lei	68	Director
Mr. Wenge Jiang	43	Director
Mr. Yi Li	52	Director
Mr. Lirong Shen	45	Chief Operating Officer of Yongchen and Hengzhou

          Mr. Xinyu Zhang, Director, Chief Executive Officer and President. Mr. Zhang has been Chief Executive Officer, President, and a Director of our company since the closing of the Share Exchange, and has been a Director, the Chairman of the Board and the Chief Executive Officer of Yongchen and Hengzhou since their respective inception dates. Mr. Zhang received a bachelor’s degree from Hangzhou

University in 1987, where he majored in law, and currently is enrolled in the Executive MBA program at Beijing University. From 1996 to 2001, he was the managing director of Zhoushan Huisheng Shipping Co., Ltd.; from January 2002 to August 2003, he was a director of Nanjing Yongzheng Shipping Co., Ltd.; and since December, 2003, he has been the President, Managing Director, and sole shareholder of Yongzheng, our principal stockholder.

          Ms. Lifang Huang, Director and Chief Financial Officer. Ms. Huang has been our Chief Financial Officer since the closing of the Share Exchange, and has been the Chief Financial Officer of Yongchen and Hengzhou since their respective inception dates. She graduated from Shanghai Economy Management College in 1994, where she majored in finance and accounting. From April 2003 to November 2003, she was the financial manager of Shanghai Yixiong Architecture & Decoration Co., Ltd. Since December, 2003, she has served as Chief Financial Officer of Yongzheng, in charge of all the accounting and internal audits of Yongzheng and its subsidiaries. Ms. Huang also is an assistant chartered accountant. Ms. Huang received a bachelor’s degree from Shanghai Economy Management College in 1994.

          Mr. Hai Lei, Director. Mr. Lei has been a visiting professor in Dalian Maritime Affairs University since 1987, and a visiting professor in Qingdao Seas Crew College since 1989, a juror in the Guangzhou Maritime Affairs Court since 1992, an arbitrator for the China Maritime Affairs Arbitration Committee since 1992, and Director of the Arbitrator Qualification Inspection Committee from 1992 to 1996. From 1965 to 1972, Mr. Lei was a lecturer at Dalian Maritime Affairs University. From 1972 to 1979, he held various positions at the Shanghai Maritime Transportation Bureau Dalian Office, including sailor, junior director, and senior director. From 1979 to 1985, Mr. Lei was a senior director at China Open Shipping Company (COSCO) Shanghai; from 1985 to 1992, he was the vice manager at COSCO Shanghai and in charge of safety production; from 1992 to 1993, he was Deputy Chief Manager at COSCO and the managing director at China Foreign Ship Agent Limited; from 1993 to 1996, he was a Vice President of COSCO; and from 1996 to 2002, he was the managing director of Polish Joint Stock Shipping Company. Mr. Lei received a bachelor’s degree from Dalian Maritime Affairs University in 1965.

          Mr. Wenge Jiang, Director. Mr. Jiang has been the Deputy Managing Director of Zhejiang Hengyu Shipbuilding Co., Ltd. since 2002. From 1987 to 1993, he worked at Zhousan Luoda Ship Co., Ltd. as a technical assistant, and from 1993 to 2002, he worked as Vice Manager of Business at Zhoushan Haixing Ship Co., Ltd. Mr. Jiang received a bachelor’s degree from Shanghai Maritime College in 1988.

          Mr. Yi Li, Director. Since 2002, Mr. Li has been a project financing analyst at EUASIA Trade Management Singapore Company, a commodity trading company. From 1995 to 2000, Mr. Li served as the Chief Executive Officer of Singapore Joint Maritime Shipping, an ocean transport company, and from 1990 to 1994, he was in charge of oil trade and vessel chartering at Stinnes Interoil. Mr. Li graduated from Huabei University of Finance & Economics in 1979 and attended Dalian Maritime University from 1980 to 1982.

          Mr. Lirong Shen, Chief Operating Officer of Yongchen and Hengzhou. Mr. Shen has been the Chief Operating Officer of Yongchen and Hengzhou since their respective inception dates. Mr. Shen graduated from Dalian Maritime University in 1988, where he majored in ship engineering. From May 2002 to June 2004, he was the manager of the technology department at Yangzi Shipping Co., Ltd., and since July 2004, he has served as a vice president and the chief engineer of Yongzheng, our principal stockholder.

Audit Committee Composition.

          We have a separately-designated standing Audit Committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee currently are Mr. Hai Lei, Mr. Wenge Jiang, and Mr. Yi Li.

          On January 16, 2009, Dr. Shou-Hwa Hou (a.k.a. Dr. Alvin S.H. Hou) resigned from our Board of Directors as well as from the Audit Committee. Mr. Hou was an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K. To date, we have not found a replacement “audit committee financial expert” to serve on the Audit Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC, and to furnish a copy of such reports to us. Based solely on review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2008, the Reporting Persons complied with all applicable Section 16(a) filing requirements.

CODE OF ETHICS

          We have adopted a written Code of Business Conduct and Ethics (“Code of Ethics”) applicable to all of our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is available free of charge on our internet website at http://www.n-ssh.com/. If we adopt any amendment to, or grant any waiver from, our Code of Ethics, we intend to post such amendments or waivers on our website.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

          Set forth below is information concerning the compensation paid to, earned by, or awarded to Thomas Colligan, our Chief Executive Officer prior to the Share Exchange, and Xinyu Zhang, our current Chief Executive Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Thomas Colligan, former CEO,	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CFO and Secretary[1]	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Xinyu Zhang,	2008	15,000	-0-	-0-	-0-	-0-	-0-	-0-	15,000
Current Chief Executive Officer[2]	2007	15,000	-0-	-0-	-0-	-0-	-0-	-0-	15,000

[1]

In connection with the Share Exchange, Mr. Thomas Colligan resigned as our sole officer on March 31, 2008. The chart reflects Mr. Colligan’s compensation from our company for the year ended April 30, 2007 (the fiscal year end of our company prior to the Share Exchange), and for the 11-month period ended March 31, 2008 (the date the Share Exchange was consummated).

[2]

In connection with the Share Exchange, Mr. Xinyu Zhang became our Chief Executive Officer on March 31, 2008. The chart reflects, for the periods prior to the Share Exchange, Mr. Zhang’s compensation received from Yongchen and Hengzhou.

Director Compensation.

          We did not pay, grant, or award fees or other compensation to any of our directors for services rendered as a director for the last two fiscal years. We do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although our Board may, in the future, award stock or stock options to our directors and may reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. In addition, our board of directors may award special remuneration to any director undertaking services on our behalf other than those services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth certain information with respect to beneficial ownership of our common stock, as of March 27, 2009, by:

•	each beneficial owner of more than 5% of the currently outstanding shares of our common stock;

•	each of our directors;

•	each of the executive officers named in the summary compensation table; and

•	all of our directors and current executive officers as a group.

          To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name (and Address of 5% Holders)	Number of Shares owned		Percentage

Yongzheng International Marine Holdings Co., Ltd.
No. 950 Dalian Road
Hi-Shanghai 8th Building, 5Fl.
Shanghai, China	18,800,000	[1]	75.7%
Mr. Xinyu Zhang	18,800,000	[2]	75.7%
Ms. Lifang Huang	0		0%
Mr. Hai Lei	0		0%
Mr. Yi Li	0		0%
Mr. Wenge Jiang	0		0%
Mr. Thomas Colligan[3]	0		0%
All Directors and Executive Officers, as a group (5 persons)	18,800,000	[2]	75.7%

[1]

Mr. Zhang is the President, Managing Director, and sole shareholder of Yongzheng, and exercises investment and voting control over these shares. Mr. Zhang is a Director of our company, and our Chief Executive Officer and President.

[2]	Consists of the shares of common stock owned by Yongzheng.

[3]	Mr. Colligan resigned as an officer and director of our company on March 31, 2008.

          The information required to be disclosed in this Item pursuant to Regulation S-K Item 201(d) is hereby incorporated by reference to the disclosure under “Equity Compensation Plan Information” in Item 5 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

          Yongzheng International Marine Holdings Co., Ltd., a British Virgin Islands company (“Yongzheng”), owns approximately 76% of our issued and outstanding common stock. Yongzheng is a maritime shipping company that has been expanding rapidly since its inception in 2003, and is presently operating a number of routes with service coverage between China and Japan, Korea, Southeast Asia and other international ports. During 2007, 2006, and 2005, Yongzheng’s annual international seaborne trade volumes were 2.7 million tons, 1.81 million tons, and 2.24 million tons, respectively. Excluding our company, Yongzheng and its subsidiaries own eight vessels, four of which are under construction. In March, 2008, Yongzheng was named as one of “China’s 10 Best Shipping Companies of 2007” by Shipping Online China, a leading Chinese e-commerce company that operates an online marketplace for international and domestic shipping and logistic companies.

          On January 1, 2008, Yongchen entered into a time charter contract with Hui Ming International Shipping Co., Ltd., a subsidiary of Yongzheng, to in-charter the vessel Hui Ming for a period of three years at a rate of US $6,000 per day. The contract was terminated effective July 26, 2008.

          On March 31, 2008, we entered into a Ship Contribution Agreement with Hengzhou and Yongzheng International Shipping Limited (“YISL”), a subsidiary of Yongzheng, pursuant to which YISL will contribute the vessel “Rong Da” to Hengzhou in exchange for that number of shares of our common stock with a Fair Market Value (as defined in the agreement) equal to the vessel purchase price. On March 31, 2008, we entered into a Ship Contribution Agreement with Hengzhou and Huisheng International Shipping Limited, a subsidiary of Yongzheng, pursuant to which Huisheng will contribute the vessel “Rong Sheng” to Hengzhou in exchange for that number of shares of our common stock with a Fair Market Value (as defined in the agreement) equal to the vessel purchase price. Under both agreements, the vessel’s purchase price equals the vessel’s net realizable value at the date the vessel is accepted for delivery by Hengzhou, as determined by an independent appraiser chosen by our non-employee directors (or as otherwise agreed by FHCP and us), or its total build cost, whichever is lower.

          Shanghai Rongyu International Consulting, Ltd., a subsidiary of Yongzheng provided labor services and motor vehicle services to us and charged us labor cost of $51,682 and motor vehicle expenses of $14,642 for the year ended December 31, 2008.

          Our executive offices are located at Hi-Shanghai 8th Building in Shanghai, China. Shanghai Yongzheng Marine Co., Ltd., a subsidiary of Yongzheng provided the office space to us. We paid $49,377 to Shanghai Yongzheng Marine Co., Ltd. for the office space for the year ended December 31, 2008.

          Yongchen is a party to a loan agreement with Xiamen International Bank pursuant to which it borrowed $1,200,000, $891,000 of which has been repaid as of December 31, 2008. The loan is secured by the vessel Qiao Yin, and is guaranteed by Hui Ming International Shipping Co., Ltd. and Huisheng International Shipping Limited, subsidiaries of Yongzheng, and by Mr. Xinyu Zhang. Mr. Zhang is a director of our company, our Chief Executive Officer and President, and the sole shareholder of Yongzheng.

Director Independence.

          Our Board consists of five people: Mr. Xinyu Zhang, Ms. Lifang Huang, Mr. Hai Lei, Mr. Yi Li and Mr. Wenge Jiang. We believe that Messrs. Li, Lei and Jiang are the only members of our Board that would be considered “independent” under Rule 4200(a)(15) of the NASDAQ listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

          Paritz & Co (“Paritz”) audited our financial statements for the fiscal year ended April 30, 2007. In connection with the Share Exchange (a) we dismissed Paritz and engaged Edward Lau & Co. (“Lau”) as our new independent registered public accounting firm, and (b) we changed our fiscal year end to December 31st. Lau reviewed the consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008. On February 12, 2009, we dismissed Lau and retained Wei, Wei & Co., LLP (“Wei”) as our new independent registered public accounting firm for the audit of our annual consolidated financial statements for the year ended December 31, 2008.

Audit Fees

          The aggregate fees billed by Paritz for professional services for the audit of our annual financial statements for our fiscal year ended April 30, 2007, the review of our annual and quarterly reports for the fiscal year ended April 30, 2007, and the review of our quarterly reports for the fiscal year ended April 30, 2008 was $13,650.

          The aggregate fees billed by Lau for the review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008 was $15,000.

          The aggregate fees billed and estimated fees unbilled by Wei for professional services for the audit of our annual consolidated financial statements for the year ended December 31, 2008 was $80,000.

Audit-Related Fees

          There were no fees billed by Paritz, Lau or Wei during 2007 or 2008 for assurance or related services related to the performance of the audit or the review of our financial statements.

Tax Fees

          There were no fees billed by Paritz, Lau, or Wei during 2007 or 2008 for tax compliance, advice or planning. In 2009, Wei billed our company $5,000 for 2008 tax compliance services.

All Other Fees

          There were no fees billed by Paritz, Lau or Wei in 2007 or 2008 for other services.

Audit Committee Preapproval.

          The Audit Committee of our Board of Directors pre-approves on an annual basis the audit and any audit-related, tax or other non-audit services to be rendered by our independent registered public accounting firm based on historical information and anticipated requirements for the following fiscal year. The Audit Committee may pre-approve specific types or categories of engagements constituting audit, audit-related, tax and other non-audit services as well as the range of fee amounts corresponding to each such engagement. To the extent that our management believes that a new service or the expansion of a current service provided by our independent registered public accounting firm is necessary or desirable, such new or expanded services shall be presented to the Audit Committee for its review and approval prior to our engagement of our accountants to render such services. Our Chief Financial Officer reports to the Audit Committee on the services rendered by our independent registered public accounting firm and related fees for audit, audit-related and permitted non-audit services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Page

(a)	(1)	Financial Statements:
		Index to Consolidated Financial Statements	F-1
		Reports of Independent Registered Public Accounting Firms	F-2
		Consolidated Balance Sheets	F-4
		Consolidated Statements of Operations	F-5
		Consolidated Statement of Changes in Shareholders’ Equity	F-6
		Consolidated Statements of Cash Flows	F-7
		Notes to Consolidated Financial Statements	F-8
	(3)	See Exhibit Index immediately following the signature page of this Annual Report for a list of the exhibits filed, furnished or incorporated by reference as part of this Annual Report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

Sino Shipping Holdings Inc.

Date: March 28, 2009	By:	/s/ Xinyu Zhang

Name: Xinyu Zhang
Title: CEO and President
(Principal Executive Officer)

Date: March 28, 2009	By:	/s/ Lifang Huang

Name: Lifang Huang
Title: Chief Financial Officer
(Principal Financial Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xinyu Zhang	CEO, President and Director	March 28, 2009
(Principal Executive Officer)
Xinyu Zhang

/s/ Lifang Huang	Chief Financial Officer and Director	March 28, 2009
(Principal Financial Officer)
Lifang Huang

/s/ Hai Lei	Director	March 28, 2009

Hai Lei

/s/ Wenge Jiang	Director	March 28, 2009

Wenge Jiang

/s/ Yi Li	Director	March 28, 2009

Yi Li

INDEX TO EXHIBITS

Exhibit Number	Description

2.1

Share Exchange Agreement by and among the Registrant, Fountainhead Capital Partners Limited, Yongchen International Shipping Limited, Hengzhou International Shipping Limited, Yongzheng International Marine Holdings Co., Ltd., and each of the other shareholders of Hengzhou [1]

3.1	Certificate of Incorporation [1]

3.2	Certificate of Ownership and Merger filed with the Delaware Secretary of State on March 31, 2008 [1]

3.3	Bylaws (filed with the Registrant’s Definitive Information Statement on January 22, 2008, and incorporated herein by reference).

10.1	Investor Rights Agreement, dated March 31, 2008, by and between the Registrant and Fountainhead Capital Partners Limited[1]

10.2	Ship Contribution Agreement, dated March 31, 2008, by and among the Registrant, Hengzhou International Shipping Limited, and Yongzheng International Shipping Limited[1]

10.3	Ship Contribution Agreement, dated March 31, 2008, by and among the Registrant, Hengzhou International Shipping Limited, and Huisheng International Shipping Limited[1]

10.4	Loan Agreement, dated August 10, 2006, between Xiamen International Bank Shanhai Branch and Yongchen International Shipping Limited, as amended by letter agreement, dated December 10, 2006[1]

10.5

Time Charter Party Agreement, dated August 1, 2008, between Yongchen International Shipping Limited and KriKor Maritime S.A (filed with Registration’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and incorporated herein by reference)

21	Subsidiaries of Sino Shipping Holdings Inc.

23.1	Consent of Wei, Wei & Co., LLP

23.2	Consent of Edward Lau & Co.

31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer

31.2	Rule 13A-14(a)/15D-14(a) Certification of the Principal Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

1 Filed with the Registrant’s Current Report on Form 8-K dated March 31, 2008, and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Sino Shipping Holdings Inc.

          We have audited the accompanying consolidated balance sheet of Sino Shipping Holdings Inc. and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Sino Shipping Holdings Inc. and Subsidiaries at December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Wei, Wei & Co., LLP

New York, New York
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Sino Shipping Holdings Inc.

          We have audited the accompanying consolidated balance sheet of Sino Shipping Holdings Inc. and Subsidiaries (the “Company”), as adjusted for the effect of the March 31, 2008 share exchange, as of December 31, 2007 and the related statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Shipping Holdings Inc. and Subsidiaries, as adjusted for the effect of the March 31, 2008 share exchange, as of December 31, 2007 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Edward Lau & Co.
Chartered Accountants

Hong Kong
January 29, 2008
March 31, 2008 as to the rollback effect of the March 31, 2008 share exchange

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,750	$116,411
Due from charterers, net	—	500,980
Prepaid expenses	437,500	—
Prepayment of vessel components	1,692,822	2,365,545

Total current assets	2,242,072	2,982,936
NONCURRENT ASSETS:
Property, plant and equipment, net	19,899	—
Vessels, net	21,396,533	17,015,735
Security deposits	14,061	—

TOTAL ASSETS	$23,672,565	$19,998,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accrued expenses and other payables	$104,035	$39,535
Current portion of long term bank loan	309,000	396,000

Total current liabilities	413,035	435,535
NONCURRENT LIABILITIES:
Long term bank loan	—	309,000

TOTAL LIABILITIES	413,035	744,535

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, none issued or outstanding at December 31, 2008; and no authorized preferred stock at December 31 2007	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized, 24,827,932 shares issued and outstanding at December 31, 2008; and $0.1282 par value per share, 300,000,000 shares authorized, 112,496,000 shares issued and outstanding at December 31, 2007	2,482	14,422,564
Additional paid-in capital	15,124,002	—
Retained earnings	8,133,046	4,831,572

TOTAL SHAREHOLDERS’ EQUITY	23,259,530	19,254,136

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,672,565	$19,998,671

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2008	2007

REVENUES:	$26,912,788	$5,403,723
OPERATING EXPENSES:
Vessels operating expenses	19,561,618	2,042,395
Depreciation	793,215	451,669
General and administrative expenses	597,213	49,239
TOTAL OPERATING EXPENSES	20,952,046	2,543,303
OPERATING INCOME	5,960,742	2,860,420
OTHER EXPENSES:
Loss on impairment of vessels	2,624,628	—
Interest expense	30,269	74,829
Bank charges	4,371	961
NET OTHER EXPENSE	2,659,268	75,790
NET INCOME	$3,301,474	$2,784,630

Earnings per common stock, basic	$0.18	$0.11
Earnings per common stock, diluted	$0.18	$0.11
Weighted average shares outstanding, basic	18,546,654	24,525,994
Weighted average shares outstanding, diluted	18,821,752	24,525,994

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance as of January 1, 2007	$14,422,564	$—	$2,046,942	$16,469,506
Net income	—	—	2,784,630	2,784,630

Balance as of December 31, 2007	14,422,564	—	4,831,572	19,254,136
Net income	—	—	3,301,474	3,301,474
Impact of share exchange (Note 3)	(14,420,101)	14,420,101	—	—
Non-cash compensation	15	524,985	—	525,000
Issuance of common stock	4	178,916	—	178,920

Balance as of December 31, 2008	$2,482	$15,124,002	$8,133,046	$23,259,530

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$3,301,474	$2,784,630
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	793,215	451,669
Loss on Impairment of vessels	2,624,628	—
Non-cash compensation	87,500	—
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Due from charterers	500,980	(431,757)
Security deposits	(14,061)	—
Accrued expenses and other payable	64,498	39,535
Net cash provided by operating activities	7,358,234	2,844,077

FINANCING ACTIVITIES:
Due to related party	—	2,301,282
Repayment of due to related party	—	(129)
Proceeds from issuance of common stock	178,920	—
Principal payments on bank loan	(396,000)	(396,000)
Net cash (used in) provided by financing activities	(217,080)	1,905,153

INVESTING ACTIVITIES:
Deposits on vessels		(2,300,000)
Prepayment of vessel components	672,725	(2,365,545)
Purchase of vessel components	(7,796,533)	—
Purchase of property, plant and equipment	(22,007)	—
Net cash used in investing activities	(7,145,815)	(4,665,545)

Net increase in cash	(4,661)	83,685
Cash and cash equivalents, beginning of year	116,411	32,726
Cash and cash equivalents, end of year	$111,750	$116,411

Supplemental disclosure of cash flow information – cash paid for interest	$32,513	$74,829

Supplemental disclosure of non-cash financing activities – fair value of stocks issued in exchange for consulting services	$525,000	$—

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

1. GENERAL

          Sino Shipping Holdings Inc. (the “Company”) was incorporated on February 5, 1979 under the laws of the State of Colorado as Applied Medical Devices, Inc. to engage in the development and sale of medical devices and medical technology. In July 1986, the Company decided to discontinue its business operations and commenced disposing of its business assets. On February 11, 2008, the Company merged with Dalkeith Investments, Inc., a Delaware corporation which was specifically formed for the purpose of accomplishing a reincorporation merger with Applied Medical Devices, Inc. On February 11, 2008, the name of the Company was changed from Applied Medical Devices, Inc. to Dalkeith Investments, Inc.

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

          Below is the list of the Company’s wholly-owned subsidiaries and related vessel information as of December 31, 2008:

Wholly Owned Subsidiaries	Vessels Acquired/ In-chartered	Flag	Year Built	Deadweight Tons

Nanjing Maritime Limited	Nan Jing (a)	Sierra Leone	1984	7,500
Yongchen International Shipping Limited	Heng Shun (b)	Panama	1981	44,363
	Agios Spyridon (c)	Sierra Leone	1984	7,500
	Qiao Yin	Panama	1991	2,850
Hengzhou International Shipping Limited	Heng Zhou	Panama	2007	6,500
	Rong Sheng (d)	Marshall Islands	Under construction	12,800
	Rong Da (d)	Hong Kong	Under construction	12,800
Rong Yang International Shipping Limited	— (e)	—	—	—
Rongzhong Enterprise Management Consulting (Shanghai) Co., Ltd.	—(f)	—	—	—

(a) Formerly known as Long Xin. In 2008, Long Xin was transferred by Yongchen to a newly-formed Hong Kong subsidiary, Nanjing Maritime Limited, and the vessel was re-named “Nan Jing.”

(b) On January 4, 2008, the Yongchen entered into a time charter contract to in-charter Heng Shun for a period of three years for $28,000 per day. Subsequent to year end, in January 2009, the contract was terminated without penalty.

(c) On January 1, 2008, Yongchen entered into a time charter contract to in-charter Hui Ming for a period of three years for $6,000 per day. On July 25, 2008, Huiming International Shipping Limited sold the vessel Hui Ming to Krikor Maritime S.A. (“Krikor”) and the vessel Hui Ming was renamed “Agios Spyridon.” The contract with Huiming International Shipping Limited was terminated effective July 26, 2008. On August 1, 2008, Yongchen entered into a time charter contract with Krikor to in-charter Agios Spyridon for a period of one year at a rate of $4,500 per day, with a renewal option to extend the term of the charter for two additional one-year periods at a rate of $4,500 per day.

(d) Hengzhou has entered into agreements to acquire Rong Sheng and Rong Da in exchange for shares of common stock with a fair market value equal to the purchase price, which is defined as the lower of the build cost or the vessel’s net realizable value as determined by an independent appraiser.

(e) On February 6, 2009, Rong Yang International Shipping Limited changed its name to Rong Shun International Shipping Limited (“Rong Shun”). Rong Shun currently has no vessels.

(f) Rongzhong Enterprise Management Consulting (Shanghai) Co., Ltd. (“Rongzhong”) was incorporated as a wholly foreign invested entity on October 14, 2008 under the law of the People’s Republic of China.

2. CHANGE OF FINANCIAL YEAR END DATE

          On March 31, 2008, in connection with the Share Exchange, the Company changed its fiscal year end date from April 30 to December 31.

3. ACCOUNTING POLICIES

Basis of accounting and presentation

          The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Sino Shipping Holdings Inc. and its wholly-owned subsidiaries, Nanjing Maritime Limited, Yongchen International Shipping Limited, Hengzhou International Shipping Limited, Rong Shun International Shipping Limited and Rongzhong Enterprise Management Consulting (Shanghai) Co., Ltd. All significant intercompany balances and transactions were eliminated upon consolidation.

          On March 31, 2008, the Company entered into the Share Exchange Agreement pursuant to which it issued 24,525,994 shares of its common stock in exchange for all of the capital stock of Yongchen and Hengzhou. On March 31, 2008, the share exchange transaction was completed and it constituted a reverse takeover transaction. Accordingly, the purchase method under reverse takeover accounting is adopted for the preparation of consolidated financial statements. As a result, the consolidated financial statements are issued under the name of Sino Shipping (the legal acquirer), but are a continuation of the consolidated financial statements of Yongchen and Hengzhou (the accounting acquirers). The 2007 comparative figures are those of Yongchen and Hengzhou.

Revenue and expense recognition

          Since the Company’s inception, revenues have been generated from time charter agreements and voyage charter agreements. Voyage charter revenue from cargo freight billings are recognized in full as of the date on which the vessels complete their voyages. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the complete discharge of the current cargo. A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily hire rate. In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are borne by the Company.

          The Company records time charter revenues over the term of the charter as service is provided. Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement. The Company recognizes vessel operating expenses, which include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, and other miscellaneous expenses, when incurred.

Cash and cash equivalents

          The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. The carrying value of cash and cash equivalents approximates its fair value.

Due from charterers, net

          Due from charterers, net includes accounts receivable from charters net of the provision for doubtful accounts. At each balance sheet date, the Company provides for the provision based on a review of all outstanding charter receivables and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, charterer’s historical payment history, its current credit-worthiness and current economic trends. As of December 31, 2007, the Company had no reserve against due from charterers as it has deemed the entire balance to be fully collectible.

Prepayment of vessel components

          Prepayments at December 31, 2008 and 2007 represent advances made under contract for purchases of vessel components, which upon receipt of delivery are reclassified as vessel components.

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

          Vessel component inventories are stated at cost. Vessel component costs include the cost of major components which are usually replaced or renewed in connection with a drydocking when a vessel is delivered. The vessel component costs are depreciated over the estimated period to the next drydocking. The Company subsequently capitalizes drydocking costs as they are incurred and amortizes these costs over their estimated useful lives. There were no material capitalized drydocking costs at December 31, 2008 and 2007.

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

          For the year ended December 31, 2008, impairment charges of $2,624,628 were recorded, based on the evaluation described above.

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

Impairment of long-lived assets

          In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated from the use and ultimate disposition of the assets. If the carrying amount of the assets exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Drydocking provisions

          In order to preserve the quality of the Company’s vessels, and to comply with international shipping standards and environmental laws and regulations, management believes it is necessary to adhere to a maintenance program of regularly scheduled dry-docking of the vessels. Each vessel will undergo a dry-docking at least two times every five years. During 2008, no vessels in the fleet underwent a dry-docking period.

Segment reporting

          The Company reports financial information and evaluates its operations by charter revenues. Each of the Company’s vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, the Company has determined that it operates in one reportable segment, the transportation of various cargoes with its fleet of vessels.

Income taxes

          The Company does not accrue United States income tax since it has no significant operating income in the United States. Its wholly-owned operating subsidiaries are incorporated in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non Hong Kong source income. Accordingly, no provision for income taxes is included in the consolidated financial statements.

          Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) — an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

          The implementation of FIN 48 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of and during the year ended December 31, 2008 and 2007, the Company did not have a liability for any unrecognized tax benefits.

Functional Currency

          The consolidated results of operations and financial position of the Company are determined using United States dollars as the functional currency.

Estimates

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include impairment charge for long-lived assets, useful lives of vessels, and useful lives of property and equipment. Actual results could differ from such estimates.

Fair value of financial instruments

          SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair values for all financial instruments, both on- and off-balance-sheet, for which it is practicable to estimate fair value. The carrying amounts reported in the consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company.

          The Company’s adoption of SFAS No. 157, “Fair Value Measurements” on January 1, 2008 did not have a material impact on the Company’s financial statements.

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

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS 159, and, therefore, the adoption of SFAS 159 did not impact the Company’s consolidated results of operations or financial condition.

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

          In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“FAS 141R”). The objective of FAS 141R is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish this, FAS 141R establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning on or after December 15, 2008. As the provisions of SFAS 141R are applied prospectively, the impact to the Company cannot be determined until any such transactions occur.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 will change the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, earnings, and cash flows. The Company will be required to adopt SFAS 161 as of January 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on the Company’s consolidated financial statements.

5. VESSELS, NET

Vessels and vessel components consist of the following:

	December 31,
	2008	2007

Vessels
Cost	$17,920,364	$17,920,364
Accumulated depreciation	(1,695,736)	(904,629)

	16,224,628	17,015,735
Impairment loss	(2,624,628)	—

Net book value at end of the year	13,600,000	17,015,735
Vessel components	7,796,533	—

Vessels, net	$21,396,533	$17,015,735

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2008	2007

Property, plant and equipment
Cost	$22,007	$—
Accumulated depreciation	(2,108)	—

Property, plant and equipment, net	$19,899	$—

7. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	December 31,
	2008	2007

Professional fees, including legal, audit and tax services fees	$102,753	$—
Accrued salaries	—	36,014
Accrued insurance	—	3,521

Other payables	1,282	—

Total	$104,035	$39,535

8. LONG TERM BANK LOAN

Long term bank loan consists of the following:

	December 31,
	2008	2007

$1,200,000 principal bank loan	$309,000	$705,000
Current portion	(309,000)	(396,000)

	$—	$309,000

          The bank loan of $1,200,000 was raised by Yongchen on September 6, 2006. Repayments commenced from October 31, 2006 and will end on September 30, 2009. The loan bears interest at the rate of 7.25% per annum.

          The above term loan is secured by the following:

(a)	First priority ship mortgages over the Company’s vessel, “Qiao Yin,” with carrying amount of approximately $2,100,000;

(b)	First priority assignments of earnings, requisition compensation and insurance of the above vessel;

(c)	Corporate guarantee by Huiming International Shipping Co., Ltd. and Huisheng International Shipping Limited which are subsidiaries of Yongzheng; and

(d)	Personal guarantee by the Chief Executive Officer of the Company, Mr. Xinyu Zhang.

          The term loan agreement provides that if at any time the aggregate fair value of the Company’s vessel that secures the obligations under the loan agreement is less than 130% of the outstanding loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage.

9. SHARE CAPITAL

	No. of shares	Amount
Authorized:
Common stock at $0.0001 par value per share	100,000,000	$10,000
Preferred stock at $0.0001 par value per share	10,000,000	1,000

At December 31, 2008	110,000,000	$11,000

Issued and outstanding:
At January 1, 2007	107,208	$11
Shares issued for acquisition of Yongchen and Hengzhou (Note 3)	24,525,994	2,452
Non-cash compensation (Note 10)	150,000	15
Shares issued (a)	44,730	4

At December 31, 2008	24,827,932	$2,482

(a) On October 7, 2008, the Company sold 44,730 shares of its common stock at a price of $4 per share to non “U.S. persons” for a total cash consideration of $178,920. The sale was made pursuant Regulation S with the proceeds being used to fund the Company’s operations.

10. NON-CASH COMPENSATION

          On July 31, 2008, the Company issued 150,000 shares of its common stock to a consultant pursuant to a three-year consulting agreement dated July 1, 2008. The fair value of the stock at the issuance date is equal to the closing stock price on that date which amounted to $525,000. For the year ended December 31, 2008, $87,500 was recorded as non-cash compensation expenses and the remaining balance of $437,500 as prepaid expenses.

11. INSURANCE COST

          The Company maintains two kinds of marine insurance:

		For the Year Ended December 31,
Insurance	Coverage	2008	2007

Hull insurance	$15,800,000	$144,541	$54,620
Protection & indemnity insurance	21,500,000	138,719	56,935

Total		$283,260	$111,555

12. COMMITMENTS

          (a) As of December 31, 2008, Yongchen and Hengzhou were committed under charter party agreements with Pesco Oil Storage Corp. and Zhejiang Jiao Long Maritime Engineering Co., Ltd. to supply the vessels, Heng Zhou and Qiao Yin, on a full-time basis for a fixed daily charter rate. The charter party agreements obligate Yongchen and Hengzhou, as the case may be, to certain performance criteria over the terms of the agreements.

          As of December 31, 2008, based on 100% utilization, the minimum future revenues to be received on committed time charter party agreements were approximately:

Year	Amount

2009	$3,492,000
2010	3,236,800
2011	2,700,000
2012	2,610,000

$12,038,800

          (b) On January 4, 2008, Yongchen entered into a time charter contract with Yong Heng Shipping Limited to in-charter Heng Shun for a period of three years at a rate of US $28,000 per day. The time charter contract was terminated early with Yong Heng Shipping Limited by mutual agreement in January 2009, without penalty.

          On August 1, 2008, Yongchen entered into a time charter contract with KriKor Maritime S.A. to in-charter the vessel Agios Spyridon (formerly known as Hui Ming) for a period of one year at a rate of US $4,500 per day and was granted by KriKor Maritime S.A. a renewal option to extend the term of the charter for two additional one-year periods at a rate of US $4,500 per day.

          At December 31, 2008, based on 100% utilization, the minimum future charter hire expenses to be payable on committed time charter party agreement were approximately:

Year	Amount

2009	$945,000
Thereafter	—

$945,000

          (c) On March 31, 2008, Hengzhou and the Company entered into Ship Contribution Agreements pursuant to which Hengzhou will acquire two vessels - Rong Sheng and Rong Da. See Note 13 “Related Party Transactions.”

13. RELATED PARTY TRANSACTIONS

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

          On January 1, 2008, Yongchen entered into a time charter contract with Huiming International Shipping Co., Ltd., a subsidiary of Yongzheng, to in-charter the vessel Hui Ming for a period of three years at a rate of US $6,000 per day. The contract was terminated effective July 26, 2008.

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

          Shanghai Rongyu International Consulting, Ltd., a subsidiary of Yongzheng provided labor services and motor vehicle services to the Company and charged the Company labor cost of $51,682 and motor vehicle expenses of $14,642 for the year ended December 31, 2008.

          The Company’s executive offices are approximately 3,960 square feet of office space located at Hi-Shanghai 8th Building in Shanghai, China. Shanghai Yongzheng Marine Co., Ltd., a subsidiary of Yongzheng provided the office space to the Company. The Company paid $49,377 to Shanghai Yongzheng Marine Co., Ltd. for the office space for the year ended December 31, 2008.

          Yongchen is a party to a loan agreement with Xiamen International Bank pursuant to which it borrowed $1,200,000 ($891,000 of which has been repaid as of December 31, 2008). The loan is secured by the vessel Qiao Yin, and is guaranteed by Huiming International Shipping Co., Ltd. and Huisheng International Shipping Limited, subsidiaries of Yongzheng, and by Mr. Xinyu Zhang. Mr. Zhang is a director of the Company, the Company’s Chief Executive Officer and President, and the sole shareholder of Yongzheng.

14. CONCENTRATION OF CREDIT RISK

          Substantially all of the Company’s bank accounts are in banks located in People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

          The following table represents certain information about the Company’s charterers which individually accounted for more than 10% of the Company’s gross time charter revenue during the years indicated:

	% of Consolidated Time Charter Revenue
Charterer	2008	2007
Joinocean Logistics Inc.	31.9%	—
Qingdao Wintime International Transportation Co., Ltd.	25.1%	—
Link Chance International Limited	16.9%	39.0%
Zhejiang Jiao Long Maritime Engineering Co., Ltd.	2.9%	14.7%
Great Morning Shipping Co., Ltd.	10.5%	22.0%
Pesco Oil Storage Corp.	10.0%	1.7%