Form 10-Q
period 2009-03-31
SINO SHIPPING HOLDINGS INC.
filed 2009-05-20
CIK 312258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark wither the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

There were 24,827,932 shares of the registrant’s common stock outstanding as of May 18, 2009.

SINO SHIPPING HOLDINGS INC.

INDEX TO FORM 10-Q

	PART I. FINANCIAL INFORMATION
		Page No.
Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

	PART II. OTHER INFORMATION

Item 6.	Exhibits	25

Signatures		26

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

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2009
	(Unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,512	$111,750
Prepaid expenses	393,750	437,500
Prepayment of vessel components	1,692,822	1,692,822
Total current assets	2,122,084	2,242,072
NONCURRENT ASSETS:
Property, plant and equipment, net	18,498	19,899
Vessels, net	21,215,744	21,396,533
Security deposits	—	14,061
TOTAL ASSETS	$23,356,326	$23,672,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses and other payables	$31,840	$104,035
Due to affiliate	207,322	—
Current portion of long-term bank loan	210,000	309,000
Total current liabilities	449,162	413,035
NONCURRENT LIABILITIES:
Long-term bank loan	—	—
TOTAL LIABILITIES	449,162	413,035

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, none issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized, 24,827,932 shares issued and outstanding at March 31, 2009 and December 31, 2008	2,482	2,482
Additional paid-in capital	15,124,002	15,124,002
Retained earnings	7,780,680	8,133,046
TOTAL SHAREHOLDERS’ EQUITY	22,907,164	23,259,530
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,356,326	$23,672,565
See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2009	2008

REVENUES:	$725,039	$5,303,837
OPERATING EXPENSES:
Vessels operating expenses	694,401	3,462,093
Depreciation	182,189	242,850
General and administrative expenses	196,771	18,498
TOTAL OPERATING EXPENSES	1,073,361	3,723,441

OPERATING INCOME	(348,322)	1,580,396

OTHER EXPENSES:
Interest expense	3,565	11,001
Bank charges	479	169
NET OTHER EXPENSE	4,044	11,170

NET INCOME	$(352,366)	$1,569,226

(Loss) earnings per common stock, basic	$(0.01)	$0.06
(Loss) earnings per common stock, diluted	$(0.01)	$0.06
Weighted average shares outstanding, basic	24,827,932	24,527,172
Weighted average shares outstanding, diluted	25,194,730	24,530,867

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total

Balance as of January 1, 2009	$2,482	$15,124,002	$8,133,046	$23,259,530
Net (loss)	—	—	(352,366)	(352,366)
Balance as of March 31, 2009	$2,482	$15,124,002	$7,780,680	$22,907,164

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended

	March 31, 2009	March 31, 2008
OPERATING ACTIVITIES:
Net income	$(352,366)	$1,569,226
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	182,189	242,850
Non-cash compensation	43,750	—
CHANGE IN OPERATING ASSETS AND
LIABILITIES:
Due from charterers	—	(264,020)
Security deposits	14,062	—
Accrued expenses and other payable	(72,195)	(39,535)
Net cash provided by operating activities	(184,560)	1,508,521

FINANCING ACTIVITIES:
Borrowings from affiliate	207,322	—
Principal payments on bank loan	(99,000)	(99,000)
Net cash (used in) provided by financing activities	108,322	(99,000)

Net increase in cash	(76,238)	1,409,521
Cash and cash equivalents, beginning of year	111,750	116,411
Cash and cash equivalents, end of year	$35,512	$1,525,932

Supplemental disclosure of cash flow information – cash paid for interest	$3,565	$11,001

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FIANANCIAL STATEMENTS
(UNAUDITED)

1. GENERAL

     Sino Shipping Holdings Inc. (the “Company”) was incorporated on February 5, 1979 under the laws of the State of Colorado as Applied Medical Devices, Inc. to engage in the development and sale of medical devices and medical technology. In July 1986, the Company discontinued its business operations and commenced disposing of its business assets. On February 11, 2008, the Company merged with Dalkeith Investments, Inc., a Delaware corporation which was specifically formed for the purpose of accomplishing a reincorporation merger with Applied Medical Devices, Inc. On February 11, 2008, the name of the Company was changed from Applied Medical Devices, Inc. to Dalkeith Investments, Inc.

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

     Below is the list of the Company’s wholly-owned subsidiaries and related vessel information as of March 31, 2009:

Wholly-Owned	Vessels Acquired/		Year	Deadweight
Subsidiaries	In-chartered	Flag	Built	Tons
Nanjing Maritime Limited	Nan Jing (a)	Sierra Leone	1984	7,500
Yongchen International Shipping Limited	Heng Shun (b)	Panama	1981	44,363
	Agios Spyridon (c)	Sierra Leone	1984	7,500
	Qiao Yin	Panama	1991	2,850
Hengzhou International Shipping Limited	Heng Zhou	Panama	2007	6,500
	Rong Sheng (d)	Marshall Islands	Under construction	12,800
	Rong Da (d)	Hong Kong	Under construction	12,800
Rongshun International Shipping
Limited	— (e)	—	—	—
Rongzhong Enterprise Management
Consulting (Shanghai) Co., Ltd.	— (f)	—	—	—

(a) Formerly known as Long Xin. In 2008, Long Xin was transferred by Yongchen to a newly-formed

Hong Kong subsidiary, Nanjing Maritime Limited, and the vessel was re-named “Nan Jing.” For the three months end March 31, 2009, Nan Jing was suspended from operations.

(b) On January 4, 2008, Yongchen entered into a time charter contract to in-charter Heng Shun for a period of three years for $28,000 per day. On January 9, 2009, the contract was terminated without penalty.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and the rules and regulations of the Securities and Exchange Commission (“SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2008 Annual Report on Form 10-K.

      The accompanying unaudited consolidated financial statements include all adjustments that management considers necessary for a fair presentation of its consolidated financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

Revenue and expense recognition

     Since the Company’s inception, revenues have been generated from time charter agreements and voyage charter agreements. Voyage charter revenue from cargo freight billings are recognized in full as of the date on which the vessels complete their voyages. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the complete discharge of the current cargo. A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily hire rate. Under a time charter, operating costs including crew, maintenance and insurance are typically paid by the owner of the vessel, and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are borne by the Company.

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

Due from charterers, net

     Due from charterers, net includes accounts receivable from charters net of the provision for doubtful accounts. At each balance sheet date, the Company provides for the provision based on a review of all outstanding charter receivables and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the charterer’s historical payment history, its current credit-worthiness and current economic trends.

Prepayment of vessel components

     Prepayments at March 31, 2009 and December 31, 2008 represent advances made under contract for purchases of vessel components, which upon receipt of delivery are reclassified as vessel components.

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

     Vessel component inventories are stated at cost. Vessel component costs include the cost of major components which are usually replaced or renewed in connection with a drydocking when a vessel is delivered. The vessel component costs are depreciated over the estimated period to the next drydocking. The Company subsequently capitalizes drydocking costs as they are incurred and amortizes these costs over their estimated useful lives. There were no material capitalized drydocking costs at March 31, 2009 and December 31, 2008.

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

Drydocking provisions

     In order to preserve the quality of the Company’s vessels, and to comply with international shipping standards and environmental laws and regulations, management believes it is necessary to adhere to a maintenance program of regularly scheduled dry-docking of the vessels. Each vessel will undergo a dry-docking at least two times every five years. During the three months ended March 31, 2009 and year ended December 31, 2008, no vessels in the fleet underwent a dry-docking.

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

     The implementation of FIN 48 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of and during the three months ended March 31, 2009 and the year ended December 31, 2008, the Company did not have a liability for any unrecognized tax benefits.

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

4.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”). The objective of SFAS 141R is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish this, FAS 141R establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning on or after December 15, 2008. As the provisions of SFAS 141R are applied prospectively, the impact to the Company cannot be determined until any such transactions occur.

     In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51” (“SFAS 160”). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December

15, 2008 and interim periods within those years. The Company’s adoption of SFAS 160 did not to have a material impact on its consolidated financial statements.

     In February 2008, the FASB issued FASB Staff Position (“FSP 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurements” for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009 for calendar year end entities. The Company has already adopted FSP 157-2 except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The adoption of FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 will change the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, earnings, and cash flows. The Company has adopted SFAS 161 effective January 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on the Company's consolidated financial statements.

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (the “FSP”). The FSP amends SFAS No. 107, ”Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, t FSP requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of the FSP will have a material effect on the determination or reporting of its consolidated financial results.

     In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP FAS No. 115-2 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company does not believe this guidance will have a significant impact on its consolidated financial statements.

     In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of FSP FAS No. 157-4 prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.

5.   VESSELS, NET

Vessels and vessel components consist of the following:	March 31,	December 31,
	2009	2008
Vessels

Cost	$17,920,364	$17,920,364
Accumulated depreciation	(1,876,525)	(1,695,736)
	16,043,839	16,224,628
Impairment loss	(2,624,628)	(2,624,628)
Net book value at end of the year	13,419,211	13,600,000
Vessel components	7,796,533	7,796,533

Vessels, net	$21,215,744	$21,396,533

6.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:	March 31,	December 31,
	2009	2008
Property, plant and equipment
Cost	$22,007	$22,007
Accumulated depreciation	(3,509)	(2,108)
Property, plant and equipment, net	$18,498	$19,899

7.   ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:	March 31,	December 31,
	2009	2008

Professional fees, including legal, audit and tax services fees	$31,840	$102,753
Other payables	—	1,282
Total	$31,840	$104,035

8.   LONG-TERM BANK LOAN

Long-term bank loan consists of the following:	March 31,	December 31,
	2009	2008

$1,200,000 principal bank loan	$210,000	$309,000
Current portion	(210,000)	(309,000)
	$—	$—

     The bank loan of $1,200,000 was obtained by Yongchen on September 6, 2006. Repayments commenced from October 31, 2006 and will end on September 30, 2009. The loan bears interest at the rate of 7.25% per annum. The loan is secured by the following:

(a)	First priority ship mortgage over the Company’s vessel, “Qiao Yin,” with carrying amount of approximately $2,061,240;

(b)	First priority assignments of earnings, requisition compensation and insurance of Qiao Yin;

(c)	Corporate guarantee by Huiming International Shipping Co., Ltd. and Huisheng International Shipping Limited, both of which are subsidiaries of Yongzheng; and

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

9.   SHARE CAPITAL

	No. of
	shares	Amount
Authorized:
Common stock at $0.0001 par value per share	100,000,000	$10,000
Preferred stock at $0.0001 par value per share	10,000,000	1,000
At March 31, 2009	110,000,000	$11,000

Issued and outstanding:
At January 1, 2009	24,827,932	$2,482
At March 31, 2009	24,827,932	$2,482

10.   NON-CASH COMPENSATION

     On July 31, 2008, the Company issued 150,000 shares of its common stock to a consultant pursuant to a three-year consulting agreement dated July 1, 2008. The fair value of the stock at the issuance date is equal to the closing stock price on that date which amounted to $525,000. For three months ended March 31, 2009 and the year ended December 31, 2008, $43,750 and $87,500 were recorded as non-cash compensation expenses and the remaining balance of $393,750 and $437,500 as prepaid expenses, respectively.

11.   COMMITMENTS

      (a) At March 31, 2009, Yongchen and Hengzhou were committed under charter party agreements with Pesco Oil Storage Corp. and Zhejiang Jiao Long Maritime Engineering Co., Ltd. to supply the vessels, Heng

Zhou and Qiao Yin, on a full-time basis for a fixed daily charter rate. The charter party agreements obligate Yongchen and Hengzhou, as the case may be, to certain performance criteria over the terms of the agreements.

     As of March 31, 2009, based on 100% utilization, the minimum future revenues to be received on committed time charter party agreements were approximately:

Year	Amount

2009	$2,619,000
2010	3,236,800
2011	2,700,000
2012	2,610,000
$11,165,800

     (b) On January 4, 2008, Yongchen entered into a time charter contract with Yong Heng Shipping Limited to in-charter Heng Shun for a period of three years at a rate of US $28,000 per day. The time charter contract was terminated early by mutual agreement in January 2009, without penalty.

     On August 1, 2008, Yongchen entered into a time charter contract with KriKor Maritime S.A. to in-charter the vessel Agios Spyridon (formerly known as Hui Ming) for a period of one year at a rate of US $4,500 per day and was granted by KriKor Maritime S.A. a renewal option to extend the term of the charter for two additional one-year periods at a rate of US $4,500 per day.

     At March 31, 2009, based on 100% utilization, the minimum future charter hire expenses to be payable on committed time charter party agreements were approximately:

Year	Amount

2009	$540,000
Thereafter	—
$540,000

     (c) On March 31, 2008, Hengzhou and the Company entered into Ship Contribution Agreements pursuant to which Hengzhou will acquire two vessels - Rong Sheng and Rong Da. See Note 13 “Related Party Transactions.”

12. RELATED PARTY TRANSACTIONS

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

     Shanghai Rongyu International Consulting, Ltd., a subsidiary of Yongzheng provided labor services and motor vehicle services to the Company and charged the Company labor costs of $20,784 and motor vehicle expenses of $8,777 for the three months ended March 31, 2009.

     The Company’s executive offices are located at Hi-Shanghai 8th Building in Shanghai, China. Shanghai Yongzheng Marine Co., Ltd., a subsidiary of Yongzheng, provided the office space to the Company. The Company paid $35,708 to Shanghai Yongzheng Marine Co., Ltd. for the office space for the three months ended March 31, 2009.

     Yongchen is a party to a loan agreement with Xiamen International Bank pursuant to which it borrowed $1,200,000 ($990,000 of which has been repaid as of March 31, 2009). The loan is secured by the vessel Qiao Yin, and is guaranteed by Huiming International Shipping Co., Ltd. and Huisheng International Shipping Limited, subsidiaries of Yongzheng, and by Mr. Xinyu Zhang. Mr. Zhang is a director of the Company, the Company’s Chief Executive Officer and President, and the sole shareholder of Yongzheng.

     During the three months ended March 31, 2009, Yongzheng made short-term, non-interest bearing advances on behalf of, and loans to, the Company. As of March 31, 2009, these amounts totaling $207,322 are included in due to affiliate.

13.   CONCENTRATION OF CREDIT RISK

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

     The following table represents certain information about the Company’s charterers which individually accounted for more than 10% of the Company’s gross time charter revenue during the years indicated:

	% of Consolidated Time Charter
	Revenue for the Three Months Ended
	March 31,
Charterer	2009	2008
Joinocean Logistics Inc.	—	16.21%
Borion Enterprise Limited	—	13.61%
Qingdao Wintime International Transportation Co., Ltd.	—	26.23%
Link Chance International Limited	—	17.30%
Zhejiang Jiao Long Maritime Engineering Co., Ltd.	27.31%	3.73%
Great Morning Shipping Co., Ltd.	41.66%	10.18%
Pesco Oil Storage Corp.	31.03%	12.74%

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the notes to those statements included in this Form 10-Q. This discussion contains, in addition to historical information, “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Words such as “believes,” “anticipates,” “expects,” “intends,” “may,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of, or demand for, minor bulk commodities, either globally or in particular regions; greater than anticipated levels of vessel newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; the availability to us of suitable vessels for acquisition or chartering-in on terms we deem favorable; our ability to attract and retain customers; and the risks described under “Risk Factors” in our Annual report Form 10-K for the year ended December 31, 2008, or in other documents which we file with the Securities and Exchange Commission (“SEC”). We assume no obligation to update or revise any forward-looking statements.

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

     On March 31, 2008, the Share Exchange was completed, Yongchen and Hengzhou became our wholly-owned subsidiaries, and the businesses of Yongchen and Hengzhou were adopted as our business. As such, the following discussion is focused on the current and historical operations of Yongchen and Hengzhou (and our other subsidiaries), and excludes the prior operations of Sino Shipping Holdings Inc.

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

     Our fleet consists of three shallow-draft bulk carriers and one oil/chemical tanker. We have entered into agreements to acquire two additional chemical tankers that currently are under construction.

Ship Name	Flag	Year built	Type	Owned by	In-chartered	Deadweight
					by	Tons

			General
Agios Spyridon[1]	Sierra Leone	1984	cargo		Yongchen	7,500

				Nanjing
Nan Jing[2]	Sierra Leone	1984	General	Shipping	—	7,500
			cargo	Limited[2]

			General
Qiao Yin	Panama	1991	cargo	Yongchen	—	2,850

			Chemical
Heng Zhou	Panama	2007	tanker	Hengzhou	—	6,500

	Marshal	Under	Chemical
Rong Sheng[3]	Islands	construction	tanker	Hengzhou[3]	—	12,800

		Under	Chemical
Rong Da3	Hong Kong	construction	tanker	Hengzhou[3]	—	12,800

[1]	Formerly known as Hui Ming. On January 1, 2008, Yongchen entered into a time charter contract with Hui Ming International Shipping Limited, a subsidiary of Yongzheng, to in-charter the vessel Hui Ming for a period of three years at a rate of US $6,000 per day. On July 25, 2008, Hui Ming International Shipping Limited sold the vessel Hui Ming to KriKor Maritime S.A. (“Krikor”) and the vessel Hui Ming was renamed “Agios Spyridon”. The contract with Huiming International Shipping Limited was terminated effective July 26, 2008. On August 1, 2008, Yongchen entered into a time charter contract with KriKor to in-charter Agios Spyridon for a period of one year at a rate of US $4,500 per day, with a renewal option to extend the term of the charter for two additional one-year periods at a rate of US $4,500 per day.

[2]	Formerly known as Long Xin. In 2008, Long Xin was transferred by Yongchen to our newly-formed Hong Kong subsidiary, Nanjing Shipping Limited, and the vessel was re-named “Nan Jing”.

[3]	Hengzhou has entered into Ship Contribution Agreements pursuant to which it is acquiring Rong Sheng and Rong Da.

     Our vessels are required to be dry-docked two times every five years, with a maximum of 36 months between inspections, for inspection of the underwater parts and for repairs related to inspections. The anticipated dry-docking schedule for our current operational fleet is as follows:

	Year	Owned	In-chartered	Last	Next Scheduled
Ship Name	built	by	by	Dry-docked	Dry-docking

Agios	1984	—	Yongchen	November, 2005	*
Spyridon
Nan Jing	1984	Nanjing	—	May, 2007	May 3, 2010
Qiao Yin	1991	Yongchen	—	November, 2005	July 8, 2009

Heng Zhou	2007	Hengzhou	—	May, 2007	To be determined

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

Results of Operations

     The following table sets forth our results of operations for the periods indicated (in US dollars):

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Revenue	725,039	5,303,837
Operating expenses	1,073,361	3,723,441
Operating earnings	(348,322)	1,580,396
Other expenses	4,044	11,170
Net income	(352,366)	1,569,226

     Revenue. Our revenue was $725,039 for the three months ended March 31, 2009 compared to $5,303,837 for the three months ended March 31, 2008, a decrease of $4,578,798 or 86.3%. This decrease in revenue was mainly attributable to (i) the termination of the Heng Shun time charter on January 9, 2009; (ii) the decline in tons carried by the vessels Nan Jing and Agios Spyridon, coupled with a decrease in freight rates; and (iii) our waiver of the time charter payments for February and March 2009 from the charterer of vessel Heng Zhou due to the unemployment of the vessel during these two months. The breakdown between voyage and time charter revenues for each vessel are as follows:

Three months ended	Voyage Charter	Time Charter
March 31,
2008	Nan Jing: $1,084,624	Qiao Yin: $198,000
	Hui Ming: $1,095,018	Heng Zhou: $675,000
Heng Shun: $2,251,195
2009	Nan Jing: $ 145,819	Qiao Yin: $198,000
	Agios Spyridon (formerly known	Heng Zhou: $225,000
as Hui Ming): $ 156,220

     Operating expenses and operating earnings. Our operating expenses were $1,073,361 for the three months ended March 31, 2009 compared to $3,723,441 for the three months ended March 31, 2008, a decrease of $2,650,080 or 71.2% . This decrease in operating expenses was mainly attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, and (ii) the decline in the number of voyages that employed the vessels Nan Jing and Agios Spyridon.

     Operating earnings decreased from $1,580,396 for the three months ended March 31, 2008 to an operating loss of $348,322 for the three months ended March 31, 2009, a decline of $1,928,718 or 122.0%. The decrease in operating earnings was primarily attributable to (i) the termination of the Heng Shun time charter on January 9, 2009; (ii) the decline in tons carried by the vessels Nan Jing and Agios Spyridon, coupled with a decrease in freight rates; and (iii) our waiver of the time charter payments for February and March 2009 from the charterer of vessel Heng Zhou due to the unemployment of the vessel during these two months.

     Operating earnings as a percent of revenue decreased from 29.8% for the three months ended March 31, 2008 to a 48% operating loss as percent of revenue for the three months ended March 31, 2009. The decrease was due to the significant decrease in our revenue coupled with no or small reductions in our fixed expenses, general and administrative expenses, and depreciation expenses.

     The breakdown between voyage and time charter expenses for each vessel are as follows:

Three months ended	Voyage Charter	Time Charter
March 31,
2008	Nan Jing: $577,620	Qiao Yin: $106,522
	Hui Ming: $788,086	Heng Zhou: $263,766
Heng Shun: $1,987,447
2009	Nan Jing: $174,919	Qiao Yin: $75,850
	Agios Spyridon (formerly known as Hui	Heng Zhou: $140,427
Ming): $483,993

     The expenses for maintenance, repairs and parts to our owned vessels are as follows:

	Three months ended	Three months ended
Vessel	March 31, 2009	March 31, 2008
Qiao Yin	$—	$—
Nan Jing (formerly known as	$—	$19,167
Long Xin)
Heng Zhou	$—	$—

     Other expenses. Other expenses are comprised principally of interest expense, which primarily reflects the finance cost of Yongchen's bank loan. Other expenses were $4,044 for the three months ended March 31, 2009 and $11,170 for the three months ended March 31, 2008. As a percentage of revenue, our other expenses increased from 0.21% for the three months ended March 31, 2008 to 0.56% for the three months ended March 31, 2009.

     Net loss. Net loss for the three months ended March 31, 2009 was $352,366, or 48.6% of revenue, compared to net income of $1,569,226, or 29.6% of revenue for the three months ended March 31, 2008. The decrease in net income was attributable to (i) the termination of the Heng Shun time charter on January 9, 2009; (ii) the decline in tons carried by the vessels Nan Jing and Agios Spyridon, coupled with a decrease in freight rates; and (iii) our waiver of the time charter payments for February and March 2009 from the charterer of vessel Heng Zhou due to the unemployment of the vessel during these two months.

Liquidity and Capital Resources

     At March 31, 2009, we had cash and cash equivalents of $35,512. We did not engage in any hedging activities relating to foreign exchange, interest rates or other risks for the three months ended March 31, 2009.

     At March 31, 2009, our current assets were $2,122,084 and current liabilities were $449,162, resulting in a current ratio of approximately 4.72 to 1. At December 31, 2008, our current assets and current liabilities were $2,242,072 and $413,035, respectively, resulting in a current ratio of approximately 5.43 to 1.

     Net cash from operating activities was -$184,560 for the three months ended March 31, 2009 compared to $1,508,521 for the three months ended March 31, 2008. This decrease of net operating cash inflow was mainly attributable to a decrease in net income.

     Net cash from financing activities was $108,322 for the three months ended March 31, 2009 and net cash used in financing activities was $99,000 for the three months ended March 31, 2008. This increase of net financing cash inflow was mainly attributable to borrowings from affiliate.

     Our capital expenditures for 2009 are anticipated to be approximately $2 million. The capital for these expenditures is expected to be financed by our operating income.

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

     Revenue and expense recognition. Since our inception, revenues have been generated from time charter agreements and voyage charter agreements. Voyage charter revenue from cargo freight billings are recognized in full as of the date on which the vessels complete their voyages. A voyage is deemed to commence upon the completion of the discharge of the vessel’s previous cargo, and is deemed to end upon the complete discharge of the current cargo. A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily hire rate. Under a time charter, operating costs including crew, maintenance and insurance are typically paid by the owner of the vessel, and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are borne by our company.

      We record time charter revenues over the term of the charter as service is provided. Revenues are recognized on a straight-line basis as the average revenue over the term of the respective time charter agreement. We recognize vessel operating expenses, which include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, and other miscellaneous expenses, when incurred.

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

     Vessel component inventories are stated at cost. Vessel component costs include the cost of major components which are usually replaced or renewed in connection with a drydocking when a vessel is delivered. The vessel component costs are depreciated over the estimated period to the next drydocking. We subsequently capitalize drydocking costs as they are incurred and amortize these costs over their estimated useful lives. There were no material capitalized drydocking costs at March 31, 2009 and December 31, 2008.

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

     Recently Issued Accounting Pronouncements. In February 2008, the FASB issued FASB Staff Position (“FSP 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurements” for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009 for calendar year end entities. We have already adopted FSP 157-2, except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The adoption of FSP 157-2 did not have a material impact on our consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 will change the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, earnings, and cash flows. We adopted SFAS 161 effective January 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial statements.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on our consolidated financial statements.

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (the “FSP”). The FSP amends SFAS No. 107, ”Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB

Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, t FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with adoption of the FSP will have a material effect on the determination or reporting of our consolidated financial results.

     In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP FAS No. 115-2 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We do not believe this guidance will have a significant impact on our consolidated financial statements.

     In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We will apply the provisions of FSP FAS No. 157-4 prospectively beginning with the second quarter 2009, and do not expect its adoption to have a material effect on our consolidated financial statements.

     We do not anticipate that the adoption of this standard will have a material impact on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     An evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

     Changes in internal controls

     There have been no changes in our internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sino Shipping Holdings Inc.

Date: May 20, 2009	By:	/s/ Xinyu Zhang
		Name:	Xinyu Zhang
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 20, 2009		By:/s/ Lifang Huang
		Name:	Lifang Huang
		Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002