Form 10-Q
period 2009-06-30
SINO SHIPPING HOLDINGS INC.
filed 2009-08-24
CIK 312258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark wither the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

There were 24,827,932 shares of the registrant’s common stock outstanding as of August 18, 2009.

SINO SHIPPING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The condensed consolidated financial statements are expressed in U.S. dollars. In this report, references to “dollars,” “U.S. $” or “$” are to United States dollars.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,498	$111,750
Prepaid expenses	466,820	437,500
Prepayment of vessel components	1,692,822	1,692,822

Total current assets	2,218,140	2,242,072
NONCURRENT ASSETS:
Property, plant and equipment, net	17,096	19,899
Vessels, net	21,034,956	21,396,533
Security deposits	—	14,061

TOTAL ASSETS	$23,270,192	$23,672,565

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accrued expenses and other payables	$198,558	$104,035
Due to affiliate	350,000	—
Current portion of long-term bank loan	111,000	309,000

Total current liabilities	659,558	413,035
NONCURRENT LIABILITIES:
Long-term bank loan	—	—

TOTAL LIABILITIES	659,558	413,035

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, none issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized, 24,827,932 shares issued and outstanding at June 30, 2009 and December 31, 2008	2,482	2,482
Additional paid-in capital	15,124,002	15,124,002
Retained earnings	7,484,150	8,133,046

TOTAL SHAREHOLDERS’ EQUITY	22,610,634	23,259,530

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,270,192	$23,672,565

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

REVENUES:	$1,340,004	$7,841,227	$2,065,043	$13,145,064
OPERATING EXPENSES:
Vessels operating expenses	1,295,594	5,643,805	1,989,995	9,105,898
Depreciation	182,191	152,704	364,380	395,554
General and administrative expenses	156,104	28,498	352,875	46,996

TOTAL OPERATING EXPENSES	1,633,889	5,825,007	2,707,250	9,548,448

OPERATING (LOSS) INCOME	(293,885)	2,016,220	(642,207)	3,596,616

OTHER EXPENSES:
Interest expense	2,334	8,671	5,899	19,672
Bank charges	311	598	790	767

NET OTHER EXPENSE	2,645	9,269	6,689	20,439

NET (LOSS) INCOME	$(296,530)	$2,006,951	$(648,896)	$3,576,177

(Loss) earnings per common stock, basic	$(0.01)	$0.08	$(0.03)	$0.15
(Loss) earnings per common stock, diluted	$(0.01)	$0.08	$(0.03)	$0.14
Weighted average shares outstanding, basic	24,827,932	24,633,202	24,827,932	24,580,187
Weighted average shares outstanding, diluted	25,194,730	24,969,434	25,194,730	24,750,150

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance as of January 1, 2009	$2,482	$15,124,002	$8,133,046	$23,259,530
Net (loss)	—	—	(648,896)	(648,896)

Balance as of June 30, 2009	$2,482	$15,124,002	$7,484,150	$22,610,634

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended

	June 30, 2009	June 30, 2008
OPERATING ACTIVITIES:
Net (loss) income	$(648,896)	$3,576,177
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	364,380	395,554
Non-cash compensation	87,500	—
CHANGE IN OPERATING ASSETS AND
LIABILITIES:
Due from charterers	—	(665,020)
Prepayment	(116,820)	(1,994,137)
Security deposits	14,061	—
Accrued expenses and other payable	94,523	(39,535)

Net cash (used in) provided by operating activities	(205,252)	1,273,039

FINANCING ACTIVITIES:
Borrowings from affiliate	350,000	—
Principal payments on bank loan	(198,000)	(198,000)

Net cash provided by (used in) financing activities	152,000	(198,000)

Net (decrease) increase in cash	(53,252)	1,075,039
Cash and cash equivalents, beginning of year	111,750	116,411

Cash and cash equivalents, end of year	$58,498	$1,191,450

Supplemental disclosure of cash flow information – cash paid for interest	$5,899	$8,671

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

          Below is the list of the Company’s wholly-owned subsidiaries and related vessel information as of June 30, 2009:

Wholly-Owned Subsidiaries	Vessels Owned/ In-chartered	Flag	Year Built	Deadweight Tons
Nanjing Maritime Limited	Nan Jing (a)	Sierra Leone	1984	7,500
Yongchen International Shipping Limited	Heng Shun (b)	Panama	1981	44,363
	Agios Spyridon (c)	Sierra Leone	1984	7,500
	Qiao Yin	Panama	1991	2,850
Hengzhou International Shipping Limited	Heng Zhou (d)	Panama	2007	6,500
	Rong Sheng (e)	Marshall Islands	(e)	12,800
	Rong Da (e)	Hong Kong	(e)	12,800
Rong Yang International Shipping Limited	— (f)	—	—	—
Rongzhong Enterprise Management Consulting (Shanghai) Co., Ltd.	— (g)	—	—	—

(a) Formerly known as Long Xin. In 2008, Long Xin was transferred by Yongchen to a newly-formed

Hong Kong subsidiary, Nanjing Maritime Limited, and the vessel was re-named “Nan Jing.” Nan Jing was suspended from operations in the first quarter of 2009 due to reduced demand. Nan Jing resumed operations in the second quarter.

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

(d) On June 29, 2009, Hengzhou International Shipping Limited entered into an agreement to sell the vessel Heng Zhou to an unrelated third party. The vessel was delivered to the purchaser on July 18, 2009.

(e) Hengzhou has entered into agreements to acquire Rong Sheng and Rong Da in exchange for shares of common stock with a fair market value equal to the purchase price, which is defined as the lower of the build cost or the vessel’s net realizable value as determined by an independent appraiser. Construction of Rong Sheng is ongoing. Construction of Rong Da has ceased, and we cannot assure you that construction will resume.

(f) On February 6, 2009, Rong Yang International Shipping Limited changed its name to Rong Shun International Shipping Limited (“Rong Shun”). Rong Shun currently has no vessels.

(g) Rongzhong Enterprise Management Consulting (Shanghai) Co., Ltd. (“Rongzhong”) was incorporated as a wholly foreign invested entity on October 14, 2008 under the law of the People’s Republic of China.

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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and the rules and regulations of the SEC (“Securities and Exchange Commission”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

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

Prepayment of vessel components

          Prepayments at June 30, 2009 and December 31, 2008 represent advances made under contract for purchases of vessel components, which upon receipt of delivery are reclassified as vessel components.

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

           Vessel component inventories are stated at cost. Vessel component costs include the cost of major components which are usually replaced or renewed in connection with a drydocking when a vessel is delivered. The vessel component costs are depreciated over the estimated period to the next drydocking. The Company subsequently capitalizes drydocking costs as they are incurred and amortizes these costs over their estimated useful lives. There were no material capitalized drydocking costs at June 30, 2009 and December 31, 2008.

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

Drydocking provisions

          In order to preserve the quality of the Company’s vessels, and to comply with international shipping standards and environmental laws and regulations, management believes it is necessary to adhere to a maintenance program of regularly scheduled dry-docking of the vessels. Each vessel will undergo a dry-docking at least two times every five years. During the six months ended June 30, 2009 and year ended December 31, 2008, no vessels in the fleet underwent a dry-docking period.

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

          The implementation of FIN 48 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of and during the six months ended June 30, 2009, the Company had franchise tax liability of $16,377.

Fair Value Measurement

          SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with SFAS No. 157, the following summarizes the fair value hierarchy:

          Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

          Level 2 Inputs – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

          Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

          SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

          The Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

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

Earnings per share

          Earnings per share is based on the weighted average number of shares of common stock outstanding for the period presented. On March 31, 2008, the Company issued a warrant that represented the right to purchase 366,798 shares of common stock at an exercise price of $0.25 per share.

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

4. RECENTLY ISSUED ACCOUNTING STANDARDS

          In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish this, SFAS No. 141R establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until any such transactions occur.

          In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51” (“SFAS No. 160”). SFAS No. 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS No. 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company’s adoption of SFAS No. 160 did not to have a material impact on its consolidated financial statements.

          In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods with those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009 for calendar year end entities. The adoption of FSP No. 157-2 did not have a material impact on the Company’s consolidated financial statements.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 will change the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, earnings, and cash flows. The Company has adopted SFAS No. 161 effective January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS No. 162 is not expected to have an impact on the Company’s consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (the “FSP”). The FSP amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of the FSP will have a material effect on the determination or reporting of its consolidated financial results.

          In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of FSP FAS No. 115-2 did not have a material impact on the Company’s consolidated financial statements.

          In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157. FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company has already adopted the provisions of this statement prospectively beginning with the second quarter 2009, and its adoption did not have a material effect on its consolidated financial statements.

5. VESSELS, NET

	Vessels and vessel components consist of the following:	June 30, 2009	December 31, 2008

Vessels
	Cost	$17,920,364	$17,920,364
	Accumulated depreciation	(2,057,313)	(1,695,736)

		15,863,051	16,224,628
	Impairment loss	(2,624,628)	(2,624,628)

	Net book value	13,238,423	13,600,000
	Vessel components	7,796,533	7,796,533

	Vessels, net	$21,034,956	$21,396,533

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:	June 30, 2009	December 31, 2008

Property, plant and equipment
Cost	$22,007	$22,007
Accumulated depreciation	(4,911)	(2,108)

Property, plant and equipment, net	$17,096	$19,899

7. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:	June 30, 2009	December 31, 2008

Professional fees, including legal, audit and tax services fees	$198,558	$102,753
Other payables	—	1,282

Total	$198,558	$104,035

8. LONG-TERM BANK LOAN

Long-term bank loan consists of the following:	June 30, 2009	December 31, 2008

$1,200,000 principal bank loan	$111,000	$309,000
Current portion	(111,000)	(309,000)

	$—	$—

          The bank loan of $1,200,000 was obtained by Yongchen on September 6, 2006. Repayments commenced from October 31, 2006 and will end on September 30, 2009. The loan bears interest at the rate of 7.25% per annum. Such loan is secured by the following:

(a)	First priority ship mortgages over the Company’s vessel, “Qiao Yin,” with carrying amount of approximately $2,022,479;

(b)	First priority assignments of earnings, requisition compensation and insurance of Qiao Yin;

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

9. SHARE CAPITAL

	No. of shares	Amount
Authorized:
Common stock at $0.0001 par value per share	100,000,000	$10,000
Preferred stock at $0.0001 par value per share	10,000,000	1,000

At June 30, 2009	110,000,000	$11,000

Issued and outstanding:
At January 1, 2009	24,827,932	$2,482
At June 30, 2009	24,827,932	$2,482

10. NON-CASH COMPENSATION

          On July 31, 2008, the Company issued 150,000 shares of its common stock to a consultant pursuant to a three-year consulting agreement dated July 1, 2008. The fair value of the stock at the issuance date is equal to the closing stock price on that date which amounted to $525,000. For six months ended June 30, 2009 and the year ended December 31, 2008, $87,500 and $87,500 were recorded as non-cash compensation expenses and the remaining balance of $350,000 and $437,500 as prepaid expenses, respectively.

11. COMMITMENTS

          (a) On June 30, 2009, Yongchen entered into a charter party agreement with Zhejiang Jiao Long Maritime Engineering Co., Ltd., pursuant to which Yongchen committed to supply the vessel Qiao Yin on a full-time basis for a fixed daily charter rate. The charter party agreement obligates Yongchen to certain performance criteria over the term of the agreement.

          (b) On November 15, 2007, Hengzhou entered into a charter party agreement with Pesco Oil Storage Corp. pursuant to which Hengzhou committed to supply the vessel Heng Zhou for a period of five years at a rate of $7,500 per day. On March 28, 2009, the parties terminated the charter party agreement, and entered into a new charter party agreement pursuant to which Hengzhou committed to supply the vessel Heng Zhou for a period of three years at a rate of $5,000 per day. On June 1, 2009, the new charter party agreement was terminated without penalty by mutual agreement of the parties. On June 28, 2009, Hengzhou entered into an agreement pursuant to which it agreed to sell the vessel Heng Zhou to an unrelated third party. The vessel was delivered pursuant to such agreement on July 18, 2009.

          As of June 30, 2009, based on 100% utilization, the minimum future revenues to be received on committed time charter party agreements were approximately:

Year	Amount

2009	$396,000
2010	536,800
Thereafter	—

$932,800

          (c) On January 4, 2008, Yongchen entered into a time charter contract with Yong Heng Shipping Limited to in-charter Heng Shun for a period of three years at a rate of $28,000 per day. The time charter contract was terminated early by mutual agreement in January 2009, without penalty.

          On August 1, 2008, Yongchen entered into a time charter contract with KriKor Maritime S.A. to in-charter the vessel Agios Spyridon (formerly known as Hui Ming) for a period of one year at a rate of $4,500 per day and was granted by KriKor Maritime S.A. a renewal option to extend the term of the charter for two additional one-year periods at a rate of $4,500 per day.

          At June 30, 2009, based on 100% utilization, the minimum future charter hire expenses to be payable on committed time charter party agreement were approximately:

Year	Amount

2009	$135,000
Thereafter	—

$135,000

          (d) On March 31, 2008, Hengzhou and the Company entered into Ship Contribution Agreements pursuant to which Hengzhou will acquire two vessels - Rong Sheng and Rong Da. See Note 12 “Related Party Transactions.”

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

          Shanghai Rongyu International Consulting, Ltd., a subsidiary of Yongzheng, provided labor services and motor vehicle services to the Company and charged the Company labor cost of $43,800 and motor vehicle expenses of $17,562 for the six months ended June 30, 2009.

          The Company’s executive offices are located at Hi-Shanghai 8th Building in Shanghai, China. Shanghai Yongzheng Marine Co., Ltd., a subsidiary of Yongzheng provided the office space to the Company. The Company paid $46,250 to Shanghai Yongzheng Marine Co., Ltd. for the office space for the six months ended June 30, 2009.

          Yongchen is a party to a loan agreement with Xiamen International Bank pursuant to which it borrowed $1,200,000 ($1,089,000 of which has been repaid as of June 30, 2009). The loan is secured by the vessel Qiao Yin, and is guaranteed by Huiming International Shipping Co., Ltd. and Huisheng International Shipping Limited, subsidiaries of Yongzheng, and by Mr. Xinyu Zhang. Mr. Zhang is a director of the Company, the Company’s Chief Executive Officer and President, and the sole shareholder of Yongzheng.

          During the six months ended June 30, 2009, the Company received short-term non-interest bearing advances and loans from Yongzheng. As of June 30, 2009, these amounts totaling $350,000 are included in due to affiliate.

13. CONTINGENCIES AND SUBSEQUENT EVENTS

          The Company received a notice from State of Delaware that $257,928 in outstanding franchise taxes, interests and penalties were due by September 1, 2009. The calculation of this franchise tax assessment was based on the Authorized Shares method, a default method used by the State of Delaware applicable to corporations having no par value stock. In May 2009, the Company filed its Annual Franchise Tax Report using Assumed Par Value Capital Method, under which $16,377 of franchise taxes would be due. Such amount, which has not been paid as of June 30, 2009, is included in the accrued expenses and other payables in the accompanying consolidated balance sheets. The Company expects the State of Delaware franchise tax assessment will be resolved once it pays the $16,377 in franchise taxes to the State of Delaware, and does not expect that this matter will have a material effect on the Company’s consolidated financial statements.

          On July 18, 2009, pursuant to a sale agreement executed on June 29, 2009, Hengzhou sold one of its vessels, Heng Zhou, to an unrelated third party. The sale resulted in a loss of $1,098,822.

14. CONCENTRATION OF CREDIT RISK

          Substantially all of the Company’s bank accounts are in banks located in People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

          The following table represents certain information about the Company’s charterers which individually accounted for more than 10% of the Company’s gross time charter revenue during the periods indicated:

	% of Consolidated Time Charter Revenue For the Six Months Ended June 30,
Charterer	2009	2008
Joinocean Logistics Inc.	—	31.86%
Qingdao Wintime International Transportation Co., Ltd.	—	21.02%
Link Chance International Limited	19.91%	20.56%
Zhejiang Jiao Long Maritime Engineering Co., Ltd.	19.18%	3.01%
Great Morning Shipping Co., Ltd.	35.49%	7.78%
Pesco Oil Storage Corp.	25.42%	10.27%

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

Overview

          Through our wholly-owned subsidiaries, we provide maritime transportation services through the commercial operation of our fleet of owned and in-chartered vessels. We specialize in transporting minor bulk commodities including log and forest products, iron and steel products, fertilizer, agricultural products, cement and palm oil in China and Southeast Asia.

          Our fleet currently consists of three shallow-draft bulk carriers. We have agreed to acquire two chemical tankers that have yet to be constructed.

Ship Name	Flag	Year built	Type	Owned by	In-chartered by	Deadweight Tons

Agios Spyridon [1]	Sierra Leone	1984	General cargo		Yongchen	7,500

Nan Jing[2]	Sierra Leone	1984	General cargo	Nanjing Shipping Limited[2]	—	7,500

Qiao Yin	Panama	1991	General cargo	Yongchen	—	2,850

Rong Sheng[3]	Marshal Islands	—[3]	Chemical tanker	Hengzhou	—	12,800

Rong Da3	Hong Kong	—[3]	Chemical tanker	Hengzhou	—	12,800

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

[2]

Formerly known as Long Xin. In 2008, Long Xin was transferred by Yongchen to our newly-formed Hong Kong subsidiary, Nanjing Shipping Limited, and the vessel was re-named “Nan Jing”. Nan Jing was suspended from operations in the first quarter of 2009 due to reduced demand. Nan Jing resumed operations in the second quarter.

[3]

Hengzhou entered into Ship Contribution Agreements pursuant to which it will acquire Rong Sheng and Rong Da in exchange for shares of common stock. Construction of Rong Sheng is ongoing. Construction of Rong Da has ceased, and we cannot assure you that construction will resume.

          Our vessels are required to be dry-docked two times every five years, with a maximum of 36 months between inspections, for inspection of the underwater parts and for repairs related to inspections. The anticipated dry-docking schedule for our current operational fleet is as follows:

Ship Name	Year built	Owned by	In-chartered by	Last Dry- docked	Next Scheduled Dry- docking

Agios Spyridon	1984	—	Yongchen	November, 2005	*
Nan Jing	1984	Nanjing	—	May, 2007	May 3, 2010
Qiao Yin	1991	Yongchen	—	November, 2005	July 8, 2009

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

Results of Operations

          The following table sets forth our results of operations for the periods indicated (in US dollars):

	Six months ended June 30, 2009(Unaudited)	Six months ended June 30, 2008(Unaudited)	Three months ended June 30, 2009 (Unaudited)	Three months ended June 30, 2008 (Unaudited)

Revenue	2,065,043	13,145,064	1,340,004	7,841,227
Operating expenses	2,707,250	9,548,448	1,633,889	5,825,007
Operating earnings	(642,207)	3,596,616	(293,885)	2,016,220
Other expenses	6,689	20,439	2,645	9,269
Net income	(648,896)	3,576,177	(296,530)	2,006,951

          Revenue. Our revenue was $2,065,043 for the six months ended June 30, 2009 compared to $13,145,064 for the six months ended June 30, 2008, a decrease of $11,080,021 or 84.29%. This decrease in revenue was mainly attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, (ii) the decline in tons carried by the vessels Nan Jing and Agios Spyridon, coupled with a decrease in freight rates, (iii) our waiver of the time charter payments for February and March 2009 from the charterer of the vessel Heng Zhou due to the unemployment of the vessel during such months, and (iv) the reduced charter rate under the new Heng Zhou charter agreement entered into in March 2009, and the subsequent termination of that charter agreement on June 1, 2009.

          The breakdown between voyage and time charter revenues for each vessel is as follows:

Six months ended	Voyage Charter	Time Charter
June 30,

2008	Nan Jing: $2,187,659	Qiao Yin: $396,000
	Hui Ming: $2,260,623	Heng Zhou[1]: $1,350,000
Heng Shun: $6,950,782
2009	Nan Jing: $569,706	Qiao Yin: $396,000
	Agois Spyridon: $574,337	Heng Zhou[1]: $525,000

1

On November 15, 2007, Hengzhou entered into a charter party agreement with Pesco Oil Storage Corp. pursuant to which Hengzhou committed to supply the vessel Heng Zhou for a period of five years at a rate of $7,500 per day. On March 28, 2009, the parties terminated the charter party agreement, and entered into a new charter party agreement pursuant to which Hengzhou committed to supply the vessel Heng Zhou for a period of three years at a rate of $5,000 per day. On June 1, 2009, the new charter party agreement was terminated without penalty by mutual agreement of the parties. On June 28, 2009, Hengzhou entered into an agreement pursuant to which it agreed to sell the vessel Heng Zhou to an unrelated third party. The vessel was delivered pursuant to such agreement on July 18, 2009.

          Our revenue was $1,340,004 for the three months ended June 30, 2009 compared to $7,841,227 for the three months ended June 30, 2008, a decrease of $6,501,223 or 82.91%. This decrease in revenue was mainly attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, (ii) the decrease in freight rates with the vessels Nan Jing and Agios Spyridon, and (iii) the reduced charter rate under the new Heng Zhou charter agreement entered into in March 2009, and the subsequent termination of that charter agreement on June 1, 2009.

The breakdown between voyage and time charter revenues for each vessel is as follows:

Three months ended	Voyage Charter	Time Charter
June 30,

2008	Nan Jing: $1,103,035	Qiao Yin: $198,000
	Hui Ming: $1,165,605	Heng Zhou[1]: $675,000
Heng Shun: $4,699,587
2009	Nan Jing: $423,887	Qiao Yin: $198,000
	Agois Spyridon: $418,117	Heng Zhou[1]: $300,000

1	See footnote 1 to the chart above.

          Operating expenses and operating earnings. Our operating expenses were $2,707,250 for the six months ended June 30, 2009 compared to $9,548,448 for the six months ended June 30, 2008, a decrease of $6,841,198 or 71.65%. This decrease in operating expenses was mainly attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, and (ii) the decline in the number of voyages that employed the vessels Nan Jing, Agios Spyridon and Heng Zhou.

          Operating earnings decreased from $3,596,616 for the six months ended June 30, 2008 to an operating loss of $642,207 for the six months ended June 30, 2009, a decline of $4,238,823 or 117.86%. The decrease in operating earnings was primarily attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, (ii) the decline in tons carried by the vessels Nan Jing and Agios Spyridon, coupled with a decrease in freight rates, (iii) our waiver of the time charter payments for February and March 2009 from the charterer of the vessel Heng Zhou due to the unemployment of the vessel during such months, and (iv) the reduced charter rate under the new Heng Zhou charter agreement entered into in March 2009, and the subsequent termination of that charter agreement on June 1, 2009.

          The breakdown between voyage and time charter expenses for each vessel are as follows:

Six months ended	Voyage Charter	Time Charter
June 30,

2008	Nan Jing: $1,229,560 Hui Ming: $1,628,121 Heng Shun: $6,020,886	Qiao Yin: $212,960 Heng Zhou[1]: $446,921
2009	Nan Jing: $669,465 Agios Spyridon (formerly known as Hui Ming): $1,177,171	Qiao Yin: $209,496 Heng Zhou[1]: $295,441

[1]	See footnote 1 to the chart above.

          Our operating expenses were $1,633,889 for the three months ended June 30, 2009 compared to $5,825,007 for the three months ended June 30, 2008, a decrease of $4,191,118 or 71.95%. This decrease in operating expenses was mainly attributable to the termination of the Heng Shun time charter on January 9, 2009, and the decline in the number of voyages for our vessels Nan Jing, Agios Spyridon and Heng Zhou.

          Operating earnings decreased from $2,016,220 for the three months ended June 30, 2008 to an operating loss of $293,885 for the three months ended June 30, 2009, a decline of $2,310,105 or 114.58%. The decrease in operating earnings was primarily attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, (ii) the decline in tons carried by the vessels Nan Jing and Agios Spyridon, coupled with a decrease in freight rates, (iii) our waiver of the time charter payments for February and March 2009 from the charterer of the vessel Heng Zhou due to the unemployment of the vessel during such months, and (iv) the reduced charter rate under the new Heng Zhou charter agreement entered into in March 2009, and the subsequent termination of that charter agreement on June 1, 2009.

          The breakdown between voyage and time charter expenses for each vessel are as follows:

Three months ended	Voyage Charter	Time Charter
June 30,

2008	Nan Jing: $651,940 Hui Ming: $840,035 Heng Shun: $4,033,439	Qiao Yin: $106,438 Heng Zhou[1]: $183,155
2009	Nan Jing: $494,546 Agios Spyridon (formerly known as Hui Ming): $693,178	Qiao Yin: $133,645 Heng Zhou[1]: $155,014

[1]	See footnote 1 to the chart above.

          Operating earnings as a percent of revenue decreased from 27.36% for the six months ended June 30, 2008 to a 31.10% operating loss as percent of revenue for the six months ended June 30, 2009. Operating earnings as a percent of revenue decreased from 25.71% for the three months ended June 30, 2008 to a 21.93% operating loss as percent of revenue for the three months ended June 30, 2009. The decrease was due to the significant decrease in our revenue coupled with no or small reductions in our fixed expenses, general and administrative expenses, and depreciation expenses.

          The expenses for maintenance, repairs and parts to our owned vessels were as follows:

Vessel	Six months ended June 30, 2009	Six months ended June 30, 2008

Qiao Yin	$—	$—
Nan Jing	$15,717	$33,199
Heng Zhou	$—	$—

          Other expenses. Other expenses are comprised principally of interest expense, which primarily reflects the finance cost of Yongchen’s bank loan. Other expenses were $6,689 for the six months ended June 30, 2009 and $20,439 for the six months ended June 30, 2008. As a percentage of revenue, our other expenses increased from 0.16% for the six months ended June 30, 2008 to 0.32% for the six months ended June 30, 2009. Other expenses were $2,645 for the three months ended June 30, 2009 and $9,269 for the three months ended June 30, 2008. As a percentage of revenue, our other expenses increased from 0.12% for the three months ended June 30, 2008 to 0.20% for the three months ended June 30, 2009.

          Net loss. Net loss for the six months ended June 30, 2009 was $648,896, or 31.42% of revenue, compared to net income of $3,576,177, or 27.21% of revenue, for the six months ended June 30, 2008. The decrease in net income was attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, (ii) the decline in tons carried by the vessels Nan Jing and Agios Spyridon, coupled with a decrease in freight rates, (iii) our waiver of the time charter payments for February and March 2009 from the charterer of the vessel Heng Zhou due to the unemployment of the vessel during such months, and (iv) the reduced charter rate under the new Heng Zhou charter agreement entered into in March 2009, and the subsequent termination of that charter agreement on June 1, 2009.

          Net loss for the three months ended June 30, 2009 was $296,530, or 22.13% of revenue, compared to net income of $2,006,951, or 25.59% of revenue, for the three months ended March 31, 2008. The decrease in net income was attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, (ii) the decrease in freight rates with the vessels Nan Jing and Agios Spyridon, and (iii) the reduced charter rate under the new Heng Zhou charter agreement entered into in March 2009, and the subsequent termination of that charter agreement on June 1, 2009.

Liquidity and Capital Resources

          At June 30, 2009, we had cash and cash equivalents of $58,498. We did not engage in any hedging activities relating to foreign exchange, interest rates or other risks for the six months ended June 30, 2009.

          At June 30, 2009, our current assets were $2,218,140 and current liabilities were $659,558, resulting in a current ratio of approximately 3.36 to 1. At December 31, 2008, our current assets and current liabilities were $2,242,072 and $413,035, respectively, resulting in a current ratio of approximately 5.43 to 1.

          Net cash from operating activities was ($205,252) for the six months ended June 30, 2009 compared to $1,273,039 for the six months ended June 30, 2008. This decrease of net operating cash inflow was mainly attributable to a decrease in net income.

          Net cash from financing activities was $152,000 for the six months ended June 30, 2009 and net cash used in financing activities was $198,000 for the six months ended June 30, 2008. This increase of net financing cash inflow was mainly attributable to borrowings from an affiliate.

          Our capital expenditures for 2009 are anticipated to be approximately $2 million. The capital for these expenditures is expected to be financed by our operating income and financing activities.

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

          Vessel component inventories are stated at cost. Vessel component costs include the cost of major components which are usually replaced or renewed in connection with a drydocking when a vessel is delivered. The vessel component costs are depreciated over the estimated period to the next drydocking. We subsequently capitalize drydocking costs as they are incurred and amortize these costs over their estimated useful lives. There were no material capitalized drydocking costs at June 30, 2009 and December 31, 2008.

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

          Recently Issued Accounting Pronouncements. In February 2008, the FASB issued FASB Staff Position (“FSP 157-2”) which delays the effective date of SFAS No. 157, “Fair Value Measurements”, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009 for calendar year end entities. We have already adopted

FSP 157-2, except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The adoption of FSP 157-2 did not have a material impact on our consolidated financial statements.

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

          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (the “FSP”). The FSP amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with adoption of the FSP will have a material effect on the determination or reporting of our consolidated financial results.

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

Item 4. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          An evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

          Changes in internal controls

          There have been no changes in our internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sino Shipping Holdings Inc.

Date: August 24, 2009	By:	/s/ Xinyu Zhang

Name: Xinyu Zhang
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: August 24, 2009	By:	/s/ Lifang Huang

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