Form 10-Q
period 2009-09-30
SINO SHIPPING HOLDINGS INC.
filed 2009-11-23
CIK 312258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 24,827,932 shares of the registrant’s common stock outstanding as of November 20, 2009.

SINO SHIPPING HOLDINGS INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

		Page No.

Item 1.	Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 6.	Exhibits	27

Signatures		28

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The condensed consolidated financial statements are expressed in U.S. dollars. In this report, references to “dollars,” “U.S. $” or “$” are to United States dollars.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009 (Unaudited)	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,547	$111,750
Prepaid expenses	306,250	437,500
Prepayment of vessel components	1,692,822	1,692,822
Total current assets	2,010,619	2,242,072
NONCURRENT ASSETS:
Property, plant and equipment, net	15,694	19,899
Vessels, net	11,778,997	21,396,533
Other receivable	7,851,292	—
Security deposits	—	14,061
TOTAL ASSETS	$21,656,602	$23,672,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses and other payables	$61,028	$104,035
Current portion of long-term bank loan	—	309,000
Total current liabilities	61,028	413,035

TOTAL LIABILITIES	61,028	413,035

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, none issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized, 24,827,932 shares issued and outstanding at September 30, 2009 and December 31, 2008	2,482	2,482
Additional paid-in capital	15,124,002	15,124,002
Retained earnings	6,469,090	8,133,046
TOTAL SHAREHOLDERS’ EQUITY	21,595,574	23,259,530
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,656,602	$23,672,565

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

REVENUES:	$1,502,310	$7,706,906	$3,567,353	$20,851,970
OPERATING EXPENSES:
Vessels operating expenses	1,173,581	5,543,383	3,163,576	14,649,281
Depreciation	107,247	198,496	471,628	594,050
General and administrative expenses	136,260	262,885	489,135	309,881
TOTAL OPERATING EXPENSES	1,417,088	6,004,764	4,124,339	15,553,212

OPERATING (LOSS) INCOME	85,222	1,702,142	(556,986)	5,298,758

OTHER INCOME AND EXPENSE:
Loss from sale of vessel	1,098,822	—	1,098,822	—
Interest expense	914	7,235	6,813	26,907
Bank charges	547	810	1,335	1,577
NET OTHER INCOME AND EXPENSE	1,100,283	8,045	1,106,970	28,484

NET (LOSS) INCOME	$(1,015,061)	$1,694,097	$(1,663,956)	$5,270,274

(Loss) earnings per common stock, basic	$(0.04)	$0.07	$(0.07)	$0.21
(Loss) earnings per common stock, diluted	$(0.04)	$0.07	$(0.07)	$0.21
Weighted average shares outstanding, basic	24,827,932	24,734,289	24,827,932	24,631,929
Weighted average shares outstanding, diluted	25,194,730	25,070,520	25,194,730	24,857,720

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total

Balance as of January 1, 2009	$2,482	$15,124,002	$8,133,046	$23,259,530
Net (loss)	—	—	(1,663,956)	(1,663,956)
Balance as of September 30, 2009	$2,482	$15,124,002	$6,469,090	$21,595,574

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
OPERATING ACTIVITIES:
Net (loss) income	$(1,663,956)	$5,270,274
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	471,628	594,050
Loss from sale of vessel	1,098,822	—
Non-cash compensation	131,250	43,750
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Due from charterers	—	(1,623,445)
Other receivables	—	(14,062)
Prepayment	—	(57,242)
Security deposits	14,061	—
Accrued expenses and other payable	(43,008)	(39,535)
Net cash (used in) provided by operating activities	8,797	4,173,790

FINANCING ACTIVITIES:
Principal payments on bank loan	(309,000)	(297,000)
Net cash provided by (used in) financing activities	(309,000)	(297,000)

INVESTING ACTIVITIES:
Proceeds from sale of vessel	200,000	—
Purchase of vessel components	—	(2,002,988)
Prepayment of vessel components	—	(1,692,821)
Purchase of property, plant and equipment	—	(21,440)
Net cash provided by (used in) investing activities	200,000	(3,717,249)

Net (decrease) increase in cash	(100,203)	159,541
Cash and cash equivalents, beginning of year	111,750	116,411
Cash and cash equivalents, end of year	$11,547	$275,952

Supplemental disclosure of cash flow information – cash paid for interest	$6,813	$26,907

Supplemental disclosure of non-cash investing and financing activities:
Vessel sold in exchange for note receivable	7,851,292	—

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

          Below is the list of the Company’s wholly-owned subsidiaries and related vessel information as of September 30, 2009:

Wholly Owned	Vessels Acquired/		Year	Deadweight
Subsidiaries	In-chartered	Flag	Built	Tons
Nanjing Maritime Limited	Nan Jing (a)	Sierra Leone	1984	7,500
Yongchen International Shipping Limited	Heng Shun (b) Agios Spyridon (c) Qiao Yin	Panama Sierra Leone Panama	1981 1984 1991	44,363 7,500 2,850
Hengzhou International Shipping Limited	Rong Sheng (d) Rong Da (d)	Marshall Islands Hong Kong	Under construction Under construction	12,800 12,800
Rong Yang International Shipping Limited	— (e)	—	—	—
Rongzhong Enterprise Management Consulting (Shanghai) Co., Ltd.	— (f)	—	—	—

(a) Formerly known as Long Xin. In 2008, Long Xin was transferred by Yongchen to a newly-formed

Hong Kong subsidiary, Nanjing Maritime Limited, and the vessel was re-named “Nan Jing.” Nan Jing was suspended from operations in the first quarter of the year. Operations resumed in the second quarter.

(b) On January 4, 2008, Yongchen entered into a time charter contract to in-charter Heng Shun for a period of three years for $28,000 per day. On January 9, 2009, the contract was terminated without penalty.

(c) On January 1, 2008, Yongchen entered into a time charter contract to in-charter Hui Ming for a period of three years for $6,000 per day. On July 25, 2008, Huiming International Shipping Limited sold the vessel Hui Ming to Krikor Maritime S.A. (“Krikor”) and the vessel Hui Ming was renamed “Agios Spyridon.” The contract with Huiming International Shipping Limited was terminated effective July 26, 2008. On August 1, 2008, Yongchen entered into a time charter contract with Krikor to in-charter Agios Spyridon for a period of one year at a rate of $4,500 per day, with a renewal option to extend the term of the charter for two additional one-year periods at a rate of $4,500 per day. The renewal option for an additional year was exercised in July, 2009.

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

Prepayment of vessel components

          Prepayments at September 30, 2009 and December 31, 2008 represent advances made under contract for purchases of vessel components, which upon receipt of delivery are reclassified as vessel components.

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

          Vessel component inventories are stated at cost. Vessel component costs include the cost of major components which are usually replaced or renewed in connection with a drydocking when a vessel is delivered. The vessel component costs are depreciated over the estimated period to the next drydocking. The Company subsequently capitalizes drydocking costs as they are incurred and amortizes these costs over their estimated useful lives. There were no material capitalized drydocking costs at September 30, 2009 and December 31, 2008.

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

Drydocking provisions

          In order to preserve the quality of the Company’s vessels, and to comply with international shipping standards and environmental laws and regulations, management believes it is necessary to adhere to a maintenance program of regularly scheduled dry-docking of the vessels. Each vessel will undergo a dry-docking at least two times every five years. During the nine months ended September 30, 2009 and year ended

December 31, 2008, no vessels in the fleet underwent a dry-docking period.

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

          Effective January 1, 2007, the Company adopted a new Financial Accounting Standards Board (“FASB”) guidance, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the new FASB guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The new FASB guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

          The implementation of the new FASB guidance resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company.

Fair Value Measurement

          Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable input. The following summarizes the fair value hierarchy:

          Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

          Level 2 Inputs – Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

          Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

          The use of observable market data, when available, in making fair value measurements is required. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

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

4. RECENTLY ISSUED ACCOUNTING STANDARDS

          In December 2007, the FASB amended its guidance on accounting for business combinations. The objective of the new accounting guidance is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish this, the new accounting guidance establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance is effective for fiscal years beginning on or after December 15,

2008. As the provisions of the new guidance are applied prospectively, the impact to the Company cannot be determined until any such transactions occur.

          In December 2007, the FASB issued a new accounting and disclosure guidance related to non-controlling (or minority) interest in subsidiaries. The new guidance requires that non-controlling interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement and also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. This new guidance is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company’s adoption of this guidance did not to have a material impact on its consolidated financial statements.

          In March 2008, the FASB amended its guidance on the disclosures about derivative instruments and hedging activities. The new guidance will change the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under previous guidance and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, earnings, and cash flows. The Company has adopted the new guidance effective January 1, 2009. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

          In April 2009, the FASB amended its guidance regarding the interim disclosure about the fair value of financial instruments. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also requires those disclosures in summarized financial information at interim reporting periods. This new guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of this guidance will have a material effect on the determination or reporting of its consolidated financial results.

          In April 2009, the FASB issued new accounting guidance regarding recognition and presentation of other-than-temporary impairments. This new guidance provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The new guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

          In April 2009, the FASB issued new accounting guidance regarding the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The new guidance provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company has already adopted the guidance prospectively beginning with the second quarter 2009, and its adoption did not have a material effect on its consolidated financial statements.

5. VESSELS, NET

Vessels and vessel components consist of the following:	September 30, 2009	December 31, 2008

Vessels
Cost	$6,420,364	$17,920,364
Accumulated depreciation	(1,650,757)	(1,695,736)
	4,769,607	16,224,628
Impairment loss	(787,143)	(2,624,628)
Net book value	3,982,464	13,600,000
Vessel components	7,796,533	7,796,533
Vessels, net	$11,778,997	$21,396,533

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:	September 30, 2009	December 31, 2008

Property, plant and equipment
Cost	$22,007	$22,007
Accumulated depreciation	(6,313)	(2,108)
Property, plant and equipment, net	$15,694	$19,899

7. OTHER RECEIVABLE:

     Other receivable at September 30, 2008 represents the balance due to the Company from sale of the vessel Heng Zhou, to be received in three installments as follows: $3,000,000 on October 20, 2009, $4,000,000 on December 31, 2009, and $851,292 on March 31, 2010.

8. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:	September 30, 2009	December 31, 2008

Professional fees, including legal, audit and tax services fees	$61,028	$102,753
Other payables	—	1,282
Total	$61,028	$104,035

9. LONG-TERM BANK LOAN

Long-term bank loan consists of the following:	September 30, 2009	December 31, 2008

$1,200,000 principal bank loan	$—	$309,000
Current portion	—	(309,000)
	$—	$—

      The bank loan of $1,200,000 was raised by Yongchen on September 6, 2006. Repayments commenced from October 31, 2006 and ended on September 30, 2009. The loan bears interest at the rate of 7.25% per annum.

The above term loan is secured by the following:

(a)	First priority ship mortgages over the Company’s vessel, “Qiao Yin,” with carrying amount of approximately $1,983,719;

(b)	First priority assignments of earnings, requisition compensation and insurance of the above vessel;

(c)	Corporate guarantee by Huiming International Shipping Co., Ltd. and Huisheng International Shipping Limited, which are subsidiaries of Yongzheng; and

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

10. SHARE CAPITAL

	No. of shares	Amount

Authorized:
Common stock at $0.0001 par value per share	100,000,000	$10,000
Preferred stock at $0.0001 par value per share	10,000,000	1,000
At September 30, 2009	110,000,000	$11,000
Issued and outstanding:
At January 1, 2009	24,827,932	$2,482
At September30, 2009	24,827,932	$2,482

11. NON-CASH COMPENSATION

     On July 31, 2008, the Company issued 150,000 shares of its common stock to a consultant pursuant to a three-year consulting agreement dated July 1, 2008. The fair value of the stock at the issuance date is equal to the closing stock price on that date which amounted to $525,000. For nine months ended September 30, 2009 and the year ended December 31, 2008, $131,250 and $87,500 were recorded as non-cash compensation expenses and the remaining balance of $306,250 and $437,500 as prepaid expenses, respectively.

12. COMMITMENTS

     (a) On June 30, 2009, Yongchen entered into a charter party agreement with Zhejiang Jiao Long Maritime Engineering Co., Ltd. to supply the vessel, Qiao Yin, on a full-time basis for a fixed daily charter rate. The charter party agreement obligates Yongchen to certain performance criteria over the terms of the agreement.

     (b) On November 15, 2007, Hengzhou was committed under charter party agreement with Pesco Oil Storage Corp. to supply the vessel Heng Zhou for a period of five years at a rate of $7,500 per day. On March 28, 2009, the parties terminated the charter party agreement, and entered into a new charter party agreement pursuant to which Hengzhou committed to supply the vessel Heng Zhou for a period of three years at a rate of $5,000 per day. On June 1, 2009, the new charter party agreement was terminated without penalty by mutual agreement of the parties. On June 28, 2009, Hengzhou entered into an agreement pursuant to which it agreed to sell the vessel Heng Zhou to an unrelated third party. The vessel was delivered pursuant to such agreement on July 18, 2009.

     As of September 30, 2009, based on 100% utilization, the minimum future revenues to be received on committed time charter party agreements were approximately:

Year	Amount

2009	$198,000
2010	536,800
Thereafter	—
$734,800

     (c) On January 4, 2008, Yongchen entered into a time charter contract with Yong Heng Shipping Limited to in-charter Heng Shun for a period of three years at a rate of $28,000 per day. The time charter contract was terminated early by mutual agreement in January 2009, without penalty.

     On August 1, 2008, Yongchen entered into a time charter contract with KriKor Maritime S.A. to in-charter the vessel Agios Spyridon (formerly known as Hui Ming) for a period of one year at a rate of $4,500 per day and was granted by KriKor Maritime S.A. a renewal option to extend the term of the charter for two additional one-year periods at a rate of $4,500 per day. The renewal option for an additional year was exercised in July, 2009.

     As of September 30, 2009, based on 100% utilization, the minimum future charter hire expenses to be payable on committed time charter party agreement were approximately:

Year	Amount

2009	$405,000
2010	945,000
Thereafter	—
$1,350,000

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

          Shanghai Rongyu International Consulting, Ltd., a subsidiary of Yongzheng, provided labor services and motor vehicle services to the Company and charged the Company labor cost of $64,778 and motor vehicle expenses of $26,346 for the nine months ended September 30, 2009.

          The Company’s executive offices located at Hi-Shanghai 8th Building in Shanghai, China. Shanghai Yongzheng Marine Co., Ltd., a subsidiary of Yongzheng, provided the office space to the Company. The Company paid $56,791 to Shanghai Yongzheng Marine Co., Ltd. for the office space for the nine months ended September 30, 2009.

          Yongchen is a party to a loan agreement with Xiamen International Bank pursuant to which it borrowed $1,200,000. The loan was secured by the vessel Qiao Yin, and was guaranteed by Huiming International Shipping Co., Ltd. and Huisheng International Shipping Limited, subsidiaries of Yongzheng, and by Mr. Xinyu Zhang. Mr. Zhang is a director of the Company, the Company’s Chief Executive Officer and President, and the sole shareholder of Yongzheng. As of September 17, 2009, the loan was repaid in full.

          During the nine months ended September 30, 2009, the Company received $1,460,446 short term non-interest bearing advances and loans from its affiliate, Yongzheng. As of September 30, 2009, all such amounts were repaid in full.

14.  CONTINGENCIES AND SUBSEQUENT EVENTS

          The Company received a third notice from State of Delaware for $295,374 in outstanding franchise taxes, interests and penalties. The calculation of this franchise tax assessment was based on the Authorized Shares method, a default method used by the State of Delaware applicable to corporations having no par value stock. In May 2009, the Company filed its Annual Franchise Tax Report using Assumed Par Value Capital method, under which $16,377 of franchise taxes would be due. Such amount was paid on August 31, 2009. The Company believes that the State of Delaware franchise tax assessment has been resolved and does not expect that this matter will have a material effect on the Company’s consolidated financial statements.

15. CONCENTRATION OF CREDIT RISK

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

          The following table represents certain information about the Company’s charterers which individually accounted for more than 10% of the Company’s gross time charter revenue during the periods indicated:

	% of Consolidated Time Charter Revenue
	For the Nine Months Ended
	September 30,
Charterer	2009	2008
Borion Enterprise Limited	0.00%	3.46%
Great Morning Shipping Co.Lltd	26.24%	11.45%
Joinocean Logistics Inc	0.00%	28.50%
Link Chance International Limited	42.39%	16.83%
Pesco Oil Storage Corp.	14.72%	9.71%
Qingdao Wintime Iinternational Transportation.,Co Ltd	0.00%	27.20%
Zhejiang Jiao Long Maritime Engineering Co., Ltd.	16.65%	2.85%

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

Construction of Rong Sheng is ongoing.

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

          Our fleet currently consists of three shallow-draft bulk carriers. We have agreed to acquire two chemical tankers that have yet to be constructed.

Ship Name	Flag	Year built	Type	Owned by	In-chartered	Deadweight
					by	Tons
			General
Agios Spyridon [1]	Sierra Leone	1984	cargo		Yongchen	7,500

			General	Nanjing
Nan Jing[2]	Sierra Leone	1984	cargo	Shipping	—	7,500
				Limited[2]

			General
Qiao Yin	Panama	1991	cargo	Yongchen	—	2,850

			Chemical
Rong Sheng[3]	Marshal Islands	—[3]	tanker	Hengzhou	—	12,800

			Chemical
Rong Da3	Hong Kong	—[3]	tanker	Hengzhou	—	12,800

[1]

Formerly known as Hui Ming. On January 1, 2008, Yongchen entered into a time charter contract with Hui Ming International Shipping Limited, a subsidiary of Yongzheng, to in-charter the vessel Hui Ming for a period of three years at a rate of US $6,000 per day. On July 25, 2008, Hui Ming International Shipping Limited sold the vessel Hui Ming to KriKor Maritime S.A. (“Krikor”) and the vessel Hui Ming was renamed “Agios Spyridon”. The contract with Huiming International Shipping Limited was terminated effective July 26, 2008. On August 1, 2008, Yongchen entered into a time charter contract with KriKor to in-charter Agios Spyridon for a period of one year at a rate of US $4,500 per day, with a renewal option to extend the term of the charter for two additional one-year periods at a rate of US $4,500 per day. The renewal option for an additional year was exercised in July, 2009.

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

          Our vessels are required to be dry-docked two times every five years, with a maximum of 36 months between inspections, for inspection of the underwater parts and for repairs related to inspections. The anticipated dry-docking schedule for our current operational fleet is as follows:

	Year	Owned	In-chartered	Last	Next Scheduled
Ship Name	built	by	by	Dry-docked	Dry-docking
Agios	1984	—	Yongchen	November, 2005	*
Spyridon
Nan Jing	1984	Nanjing	—	May, 2007	May 3, 2010
Qiao Yin	1991	Yongchen	—	November, 2005	—

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

Results of Operations

          The following table sets forth our results of operations for the periods indicated (in US dollars):

	Nine months ended	Nine months ended	Three months ended	Three months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	3,567,353	20,851,970	1,502,310	7,706,906
Operating expenses	4,124,339	15,553,212	1,417,088	6,004,764
Operating earnings	(556,986)	5,298,758	85,222	1,702,142
Other expenses	8,149	28,484	1,460	8,045
Net loss of disposal vessel	1,098,822		1,098,822
Net income	(1,663,957)	5,270,274	(1,015,060)	1,694,097

          Revenue. Our revenue was $3,567,353 for the nine months ended September 30, 2009 compared to $20,851,970 for the nine months ended September 30, 2008, a decrease of $17,284,617or 82.89%. This decrease in revenue was mainly attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, (ii) the decline in tons carried by the vessels Nan Jing and Agios Spyridon, coupled with a decrease in freight rates, (iii) our waiver of the time charter payments for February and March 2009 from the charterer of the vessel Heng Zhou due to the unemployment of the vessel during such months, (iv) the reduced charter rate under the new Heng Zhou charter agreement entered into in March 2009, and the subsequent termination of that charter agreement on June 1, 2009, and (v) the disposal of the vessel Heng Zhou on July 18, 2009.

          The breakdown between voyage and time charter revenues for each vessel is as follows:

Nine months ended	Voyage Charter	Time Charter
September 30,
2008	Nan Jing: $3,285,351	Qiao Yin: $594,000
	Agois Spyridon (formerly known	Heng Zhou[1]: $2,025,000
as Hui Ming): $3,333,773
Heng Shun: $11,613,846
2009	Nan Jing: $1,223,280	Qiao Yin: $594,000
	Agois Spyridon (formerly known as	Heng Zhou[1]: $525,000
Hui Ming): $1,225,072

[1]

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

          Our revenue was $1,502,310 for the three months ended September 30, 2009 compared to $7,706,907 for the three months ended September 30, 2008, a decrease of $6,204,597 or 80.51%. This decrease in revenue was mainly attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, (ii) our waiver of the time charter payments for February and March 2009 from the charterer of the vessel Heng Zhou due to the unemployment of the vessel during such months, (iii) the reduced charter rate under the new Heng Zhou charter agreement entered into in March 2009, and the subsequent termination of that charter agreement on June 1, 2009, and (iv) the disposal of the vessel Heng Zhou on July 18, 2009.

          The breakdown between voyage and time charter revenues for each vessel is as follows:

Three months ended	Voyage Charter	Time Charter
September 30,
2008	Nan Jing: $1,097,692	Qiao Yin: $198,000
	Agois Spyridon (formerly known as	Heng Zhou[1]: $675,000
Hui Ming): $1,073,150
Heng Shun: $4,663,064
2009	Nan Jing: $653,574
	Agois Spyridon (formerly known as	Qiao Yin: $198,000
Hui Ming): $650,736

[1]	See footnote 1 to the chart above.

          Operating expenses and operating earnings. Our operating expenses were $4,124,339 for the nine months ended September 30, 2009 compared to $15,553,212 for the nine months ended September 30, 2008, a decrease of $11,428,873 or 73.48%. This decrease in operating expenses was mainly attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, (ii) the decline in the number of voyages that employed the vessels Nan Jing, Agios Spyridon and Heng Zhou, and (iii) the disposal of the vessel Heng Zhou on July 18, 2009.

          Operating earnings decreased from $5,298,758 for the nine months ended September 30, 2008 to an operating loss of $556,986 for the nine months ended September 30, 2009, a decline of $5,855,744 or 110.51%. The decrease in operating earnings was primarily attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, (ii) the decline in tons carried by the vessels Nan Jing and Agios Spyridon, coupled with a decrease in freight rates, (iii) our waiver of the time charter payments for February and March 2009 from the charterer of the vessel Heng Zhou due to the unemployment of the vessel during such months, (iv) the reduced charter rate under the new Heng Zhou charter agreement entered into in March 2009, the subsequent termination of that charter agreement on June 1, 2009, and (v) the disposal of the Heng Zhou vessel on July 18, 2009.

          The breakdown between voyage and time charter expenses for each vessel are as follows:

Nine months ended	Voyage Charter	Time Charter
September 30,
2008	Nan Jing: $1,899,441	Qiao Yin: $350,168
	Agois Spyridon (formerly known as Hui	Heng Zhou[1]: $661,444
Ming): $2,407,782
Heng Shun: $9,981,649
2009	Nan Jing: $1,165,257	Qiao Yin: $316,787
	Agios Spyridon (formerly known as Hui	Heng Zhou[1]: $295,441
Ming): $1,853,513

[1]	See footnote 1 to the chart above.

          Our operating expenses were $1,417,088 for the three months ended September 30, 2009 compared to $6,004,764 for the three months ended September 30, 2008, a decrease of $4,587,676 or 76.40%. This decrease in operating expenses was mainly attributable to the termination of the Heng Shun time charter on January 9, 2009, and the decline in the number of voyages for our vessels Nan Jing, Agios Spyridon and Heng Zhou, and the disposal of the Heng Zhou vessel on July 18, 2009.

          Operating earnings decreased from $1,702,142 for the three months ended September 30, 2008 to $85,222 for the three months ended September 30, 2009, a decline of $1,616,921 or 95%. The decrease in operating earnings was primarily attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, (ii) the decline in tons carried by the vessels Nan Jing and Agios Spyridon, coupled with a decrease in freight rates, (iii) our waiver of the time charter payments for February and March 2009 from the charterer of the vessel Heng Zhou due to the unemployment of the vessel during such months, (iv) the reduced charter rate under the new Heng Zhou charter agreement entered into in March 2009, and the subsequent termination of that charter agreement on June 1, 2009, and (v) the disposal of the vessel Heng Zhou on July 18, 2009.

          The breakdown between voyage and time charter expenses for each vessel are as follows:

Three months ended	Voyage Charter	Time Charter
September 30,
2008	Nan Jing: $669,881	Qiao Yin: $137,208
	Agois Spyridon (formerly known as Hui	Heng Zhou[1]: $214,523
Ming): $779,661
Heng Shun: $3,960,763
2009	Nan Jing: $495,793
	Agios Spyridon (formerly known as Hui	Qiao Yin: $107,292
Ming): $676,342

[1]	See footnote 1 to the chart above.

          Operating earnings as a percent of revenue decreased from 25.41% for the nine months ended September 30, 2008 to a 15.61% operating loss as percent of revenue for the nine months ended September 30, 2009. Operating earnings as a percent of revenue decreased from 22.09% for the three months ended September 30, 2008 to 5.67% for the three months ended September 30, 2009. The decrease was due to the significant decrease in our revenue coupled with no or small changes in our fixed expenses, general and administrative expenses, and depreciation expenses.

          The expenses for maintenance, repairs and parts to our owned vessels were as follows:

	Nine months ended	Nine months ended
Vessel	September 30, 2009	September 30, 2008
Qiao Yin	$—	$—
Nan Jing	$25,353	$84,907
Heng Zhou	$—	$—

          Other expenses. Other expenses are comprised principally of interest expense, which primarily reflects the finance cost of Yongchen’s bank loan. Other expenses were $8,149 for the nine months ended September 30, 2009 and $28,484 for the nine months ended September 30, 2008. As a percentage of revenue, our other expenses increased from 0.14% for the nine months ended September 30, 2008 to 0.23% for the nine months ended September 30, 2009. Other expenses were $1,460 for the three months ended September 30, 2009 and $8,045 for the three months ended September 30, 2008. As a percentage of revenue, our other expenses decreased from 0.1044% for the three months ended September 30, 2008 to 0.0972% for the three months ended September 30, 2009.

          Net loss from disposal of vessel. The vessel Heng Zhou was disposed of on July 18, 2009, generating a net loss of $1,098,822.

          Net loss. Net loss for the nine months ended September 30, 2009 was $1,663,957, or 46.64% of revenue, compared to net income of $5,270,274, or 25.27% of revenue, for the nine months ended September 30, 2008. The decrease in net income was attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, (ii) the decline in tons carried by the vessels Nan Jing and Agios Spyridon, coupled with a decrease in freight rates, (iii) our waiver of the time charter payments for February and March 2009 from the charterer of the vessel Heng Zhou due to the unemployment of the vessel during such months, (iv) the reduced charter rate under the new Heng Zhou charter agreement entered into in March 2009, and the subsequent termination of that charter agreement on June 1, 2009, and (v) the disposal of the vessel Heng Zhou on July 18, 2009.

          Net loss for the three months ended September 30, 2009 was $1,015,060, or 67.57% of revenue, compared to net income of $1,694,097, or 21.98% of revenue, for the three months ended September 30, 2008. The decrease in net income was attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, (ii) the decrease in freight rates with the vessels Nan Jing and Agios Spyridon, (iii) the reduced charter rate under the new Heng Zhou charter agreement entered into in March 2009, the subsequent termination of that charter agreement on June 1, 2009, and (iv) the disposal of the Heng Zhou vessel on July 18, 2009.

Liquidity and Capital Resources

          At September 30, 2009, we had cash and cash equivalents of $11,547. We did not engage in any hedging activities relating to foreign exchange, interest rates or other risks for the nine months ended September 30, 2009.

          At September 30, 2009, our current assets were $9,861,910 and current liabilities were $61,028, resulting in a current ratio of approximately 161.60 to 1. At December 31, 2008, our current assets and current liabilities were $2,242,072 and $413,035, respectively, resulting in a current ratio of approximately 5.43 to 1.

          Net cash from operating activities was $8,797 for the nine months ended September 30, 2009 compared to $4,173,790 for the nine months ended September 30, 2008. This decrease of net operating cash inflow was mainly attributable to a decrease in net income.

          Net cash used in financing activities was $309,000 for the nine months ended September 30, 2009, and net cash used in financing activities was $297,000 for the nine months ended September 30, 2008. This increase of net cash used in financing activities was attributable to principal payments on our bank loan.

          Net cash from investing activities was $200,000 for the nine months ended September 30, 2009 and net cash used in investing activities was $3,717,249 for the nine months ended September 30, 2008. This increase of net cash from investing activities was mainly attributable to the sale of the vessel Heng Zhou and the reduction in the purchase of vessel components.

          Our capital expenditures for 2009 are anticipated to be approximately $1 million. The capital for these expenditures is expected to be financed by our operating income and financing activities.

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

          Vessel component inventories are stated at cost. Vessel component costs include the cost of major components which are usually replaced or renewed in connection with a drydocking when a vessel is delivered. The vessel component costs are depreciated over the estimated period to the next drydocking. We subsequently capitalize drydocking costs as they are incurred and amortize these costs over their estimated useful lives. There were no material capitalized drydocking costs at September 30, 2009 and December 31, 2008.

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

          Recently Issued Accounting Pronouncements. In December 2007, the FASB amended its guidance on accounting for business combinations. The objective of the new accounting guidance is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish this, the new accounting guidance establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance is effective for fiscal years beginning on or after December 15, 2008. As the provisions of the new guidance are applied prospectively, the impact to the Company cannot be determined until any such transactions occur.

          In December 2007, the FASB issued a new accounting and disclosure guidance related to non-controlling (or minority) interest in subsidiaries. The new guidance requires that non-controlling interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement and also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. This new guidance is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company’s adoption of this guidance did not to have a material impact on its consolidated financial statements.

          In March 2008, the FASB amended its guidance on the disclosures about derivative instruments and hedging activities. The new guidance will change the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under previous guidance and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, earnings, and cash flows. The Company has adopted the new guidance effective January 1, 2009. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

          In April 2009, the FASB amended its guidance regarding the interim disclosure about the fair value of financial instruments. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also requires those disclosures in summarized financial information at interim reporting periods. This new guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after

March 15, 2009. The guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of this guidance will have a material effect on the determination or reporting of its consolidated financial results.

          In April 2009, the FASB issued new accounting guidance regarding recognition and presentation of other-than-temporary impairments. This new guidance provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The new guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

          In April 2009, the FASB issued new accounting guidance regarding the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The new guidance provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company has already adopted the guidance prospectively beginning with the second quarter 2009, and its adoption did not have a material effect on its consolidated financial statements.

          We do not anticipate that the adoption of this standard will have a material impact on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

Item 4. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          An evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

          Changes in internal controls

          There have been no changes in our internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sino Shipping Holdings Inc.

Date: November 23, 2009	By:	/s/ Xinyu Zhang
		Name:	Xinyu Zhang
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 23, 2009		By:/s/ Haiying Qin
		Name:	Haiying Qin
		Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002