Form 10-K
period 2009-12-31
SINO SHIPPING HOLDINGS INC.
filed 2010-05-06
CIK 312258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-9064

SINO SHIPPING HOLDINGS INC.

(Exact name of Registrant as specified in its Charter)

Delaware	84-0789885

(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2L, Gaoyang Building,	86-21-5161-5722
No. 815 Dong Da Ming Road,
Shanghai, China 200082	(Registrant’s Telephone Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                               ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed based on the average bid and asked price of the common stock on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,765,080. Shares held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of April 30, 2010 was 24,827,932.

Documents Incorporated by Reference.

None.

SINO SHIPPING HOLDINGS INC.
INDEX TO FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

          Statements in this Annual Report on Form 10-K may be “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Words such as “believes,” “anticipates,” “expects,” “intends,” “may,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of, or demand for, minor bulk commodities, either globally or in particular regions; greater than anticipated levels of vessel newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; the availability to us of suitable vessels for acquisition or chartering-in on terms we deem favorable; our ability to attract and retain customers; and the risks described under “Risk Factors” or elsewhere in this Annual Report on Form 10-K or in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, this Annual Report on Form 10-K includes statistical data regarding the shipping industry. We generated some of this data internally, and some was obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified the data nor sought the consent of any organizations to refer to their reports in this Annual Report on Form 10-K. We assume no obligation to update or revise any forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by us with the SEC.

ITEM 1. BUSINESS.

Background.

          We were incorporated on February 5, 1979 under the laws of the State of Colorado as Applied Medical Devices, Inc. to engage in the development and sale of medical devices and medical technology. In July 1986, Applied Medical discontinued its business operations and commenced disposing of its business assets. On February 11, 2008, Applied Medical merged with Dalkeith Investments, Inc., a Delaware corporation which was specifically formed for the purpose of accomplishing a reincorporation merger with Applied Medical. On February 11, 2008, the name of our company was changed from “Applied Medical Devices, Inc.” to “Dalkeith Investments, Inc.”

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

Overview.

          Through our wholly-owned subsidiaries, we provide maritime transportation services through the commercial operation of our vessels. We specialize in transporting minor bulk commodities, including log and forest products, iron and steel products, fertilizer, agricultural products, cement and palm oil, and basic chemical and petrochemical products in China and Southeast Asia. Presently, our revenues are derived substantially from the chartering of our vessels.

          Our fleet.

          Our fleet currently consists of two shallow-draft bulk carriers. In connection with the Share Exchange, we entered into Ship Contribution Agreements to acquire two chemical tankers, Rong Sheng and Rong Da, in exchange for shares of common stock with a Fair Market Value (as defined in each agreement) equal to the vessel purchase price. Under both agreements, the vessel purchase price equals the vessel’s net realizable value as of the date the vessel is accepted for delivery, as determined by an independent appraiser chosen by our non-employee directors (or as otherwise agreed by FHCP and us), or its total build cost, whichever is lower. Construction of Rong Sheng and Rong Da has ceased, and we cannot assure you that construction will resume.

          In 2009, we sold our chemical tanker, Heng Zhou, to an unrelated third party, and we terminated our in-charter agreement for the bulk carrier Heng Shun. In 2010, we terminated our in-charter agreement for the general cargo vessel Agios Spyridon. The following table sets forth information regarding our fleet.

Ship Name	Flag	Year built	Type	Owned by	In- chartered by	Deadweight Tons

Nan Jing[1]	Sierra Leone	1984	General cargo	Nanjing	—	7,500
Qiao Yin	Panama	1991	General cargo	Yongchen	—	2,850
Rong Sheng	Marshall Islands	Yet to be constructed	Chemical tanker	Hengzhou[2]	—	12,800
Rong Da	Hong Kong	Yet to be constructed	Chemical tanker	Hengzhou[2]	—	12,800

1 Formerly known as Long Xin. In 2008, Long Xin was transferred by Yongchen to our newly-formed Hong Kong subsidiary, Nanjing Shipping Limited, and the vessel was re-named “Nan Jing”. Nan Jing was suspended from operation in the first quarter of 2009 due to reduced demand. Nan Jing resumed operations in the second quarter.

2 Hengzhou has entered into Ship Contribution Agreements pursuant to which it is acquiring Rong Sheng and Rong Da in exchange for shares of common stock. Construction of Rong Sheng and Rong Da has ceased, and we cannot assure you that construction will resume.

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

          The technical management function for our-owned vessels is subcontracted out to a ship manager. Prior to 2008, Shanghai Yongzheng Marine Co., Ltd, a subsidiary of Yongzheng, provided such services. Since January 1, 2008, we have subcontracted such services to an unrelated third party, Rongda International Shipping Management Co., Ltd. The technical management agreement with Rongda is a “cost-plus” contract under which we reimburse all costs incurred by Rongda for the operation of our vessels and Rongda is paid a fixed management fee. We exercise regular controls over Rongda to ensure that the vessels are properly maintained. We may, in the future, use other ship managers if the price and service are more favorable.

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

          Under a voyage charter, the owner of a vessel provides the vessel for the transport of goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, a specified total amount. The shipowner is responsible for paying both operating costs and voyage costs, and the charterer is typically responsible for any delay at the loading or discharging ports. A single voyage charter is often referred to as a “spot market” charter, which generally lasts from two to ten weeks. Operating vessels in the spot market may afford greater speculative opportunity to capitalize on fluctuations in the spot market — when vessel demand is high we earn higher rates, but when demand is low our rates are lower and potentially insufficient to cover costs. Spot market rates are volatile and are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and other factors beyond our control. If the markets are especially weak for protracted periods, there is a risk that vessels in the spot market may spend time idle waiting for business, or may have to be “laid up”.

          The following table sets forth the type of charters for each of our vessels, and set forth below the table are operational flow diagrams for each of our vessels.

Ship Name	Type of Charter	Charterer	Expiration of Time Charter	Daily Time Charter Hire Rate

Qiao Yin	Time	Zhejiang Jiao Long Sea Construction Co., Ltd	July, 2010	$ 2,200
Nan Jing	Voyage	Various customers*	n/a	n/a

* Nan Jing has been consigned to our technical manager, Rongda International Shipping Management Co., Ltd., which in turn is seeking charterers for Nan Jing.

Qiao Yin

Nan Jing

Industry and Market.

          The shipping industry is subject to cyclical fluctuations and volatility in charter rates, profitability and vessel values based on changes in shipping capacity supply and demand. The demand for ships is influenced by many factors, including global and regional economic conditions, developments in international trade, changes in seaborne and other transportation patterns, weather patterns, crop yields, armed conflicts, port congestion, canal closures, political developments, embargoes and strikes. It also is influenced by the demand for consumer goods and perishable foodstuffs, dry bulk commodities, crude oil and oil products which, in turn, is affected by many factors, including general economic conditions, commodity prices, environmental concerns, weather, and competition from alternative fuels. The supply of shipping capacity is a function of the delivery of new vessels and the number of older vessels scrapped, converted to other uses, reactivated or lost. Such supply may be affected by regulation of maritime transportation practices by governmental and international authorities. These factors which affect vessel capacity supply and demand are beyond our control. In addition, the nature, timing and degree of changes in the shipping markets in which we operate, as well as future charter rates and values of our vessels, are not readily predictable.

          As a result of a cyclical downturn, growing concerns about the marine environment, and new security threats, the global shipping industry faces significant challenges. 2009 was a difficult year for the shipping industry. The financial crisis restricted world trade, resulting in significant drops in freight rates for all types of vessels. We believe many shipping companies have postponed existing orders for new vessels, idled existing vessels, and increased their scrapping programs, all in an effort to reduce costs out and match capacity better to the prevailing demand.

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

          China Costal Bulk Freight Index:

          (Source: Shanghai Shipping Exchange)

          Importance of China. China’s increasing role in international trade and its now significant role in the dry bulk commodity transportation market have been fueled by China’s strong economic growth. According to the National Bureau of Statistic of China, China’s nominal GDP has grown from 7.83 trillion Yuan (USD1.15 trillion) in 1998 to 33.54 trillion Yuan (USD 4.92 trillion) in 2009. China’s economic expansion has led to significant growth of import and export volumes. According to the Iron and Steel Statistics Bureau, China was the world’s largest steel exporter in 2006, 2007 and 2008, and ranked fifth in 2009. In addition, in each year from 2004 through 2009, China’s ports have had the highest total annual throughput worldwide.

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

          Import and export trade volume between China and ASEAN countries has grown at a rate of over 30% from 2003 to 2007, and reached US$213.01 billion in 2009. According to the Ministry of Commerce of China statistics, China-ASEAN trade volume increased 80% in January, 2010 over the same period the previous year. China has passed the United States to become the 3rd largest trading partner of ASEAN, just behind Japan and EU. ASEAN countries, as a group, have become the 4th largest trading partner of China. We expect demand for general cargo maritime transportation to continue to increase as trade between China and ASEAN countries continues to grow.

          Increasing market demand from palm oil industry in Southeast Asia. Global edible oil material markets are mainly comprised of soybean, palm, sunflower seed and rapeseed oils, among which palm oil has experienced a significant increase in market share during the past ten years. Since 1998, the total global output of palm oil has increased rapidly and, according to Oil World, is estimated to increase to 46 million tons in 2010 (up from 44.3 million tons). Worldwide, there are approximately 20 countries that produce palm oil, with Malaysia and Indonesia accounting for approximately 88% of total annual global output.

          Transportation of edible oil requires a vessel with a high degree of cabin cleanliness, such as those offered by IMO type II tankers. An IMO tanker is one that is designed and constructed in accordance with the International Maritime Organization’s (“IMO”) International Code for the Construction and Equipment of Ships Carrying Dangerous Chemicals in Bulks. An IMO type II tanker is a chemical tanker that offers a significant degree of containment to prevent an escape of the vessel’s cargo, whereas IMO type I tankers and IMO type III tankers offer maximum and moderate degrees of containment, respectively. Since 2006, available IMO type II shipping tonnage in the Southeast Asian region has not kept pace with the rapid increase in palm oil trade in that region. The insufficiency, coupled with the gradual elimination of IMO type III single-hull vessels from the market, has resulted in a shortage of edible oil shipping tonnage capacity and, we believe, has created a tremendous market opportunity for maritime shippers with IMO type II tankers in their fleet. Rong Da and Rong Sheng, if constructed, will be IMO type II tankers.

          Increasing demand from petrochemical industry. According to the Oil & Gas Journal (January, 2006), since 2003, production of major petrochemical products has been shifting from the United States and western Europe to the Asia Pacific region, Middle East, Latin America and eastern Europe. Indeed, excess production capacity in Asia, especially in China, has caused a supply/demand imbalance in the Asian petrochemical market which we expect to widen in the years ahead. We believe the imbalance has accelerated China’s export of such excess supply to the Far East, generating huge market potential for those in the maritime shipping industry servicing the shipping routes from China to the Far East. Moreover, because petrochemical products typically ship in units weighing approximately 8,000 DWT, we believe chemical tankers exceeding 10,000 DWT, such Rong Da and Rong Sheng, are most suitable for the maritime transportation of the petrochemical products.

          Prosperous shipping market between mainland China and Taiwan. With the implementation of Cross-Strait Sea Transport Agreement signed by the Association for Relations Across the Taiwan Straits and the Taiwan-based Straits Exchange Foundation on November 4, 2008, ships can sail directly to Taichung and Keelung in Taiwan from six mainland ports including Shanghai, Fuzhou and Xiamen. Prior to such implementation, vessels were routed via Hong Kong or Japan. Eventually 63 ports on the mainland and 11 in Taiwan will be opened for direct shipments. Cross-Taiwan strait economic and trade activity has increased since the agreement was signed, generating enormous demand for direct sea carriage of passengers and goods.

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

          Strong customer relationships and a reputation for high quality service. We believe that we have developed a reputation as a reliable provider of ships and comprehensive services. Our professionals often work directly with shippers of commodity products to develop tailored solutions for their transportation needs. Our goal is to enable our customers to make their sales decisions with a certainty that we can fulfill their maritime transportation needs rapidly and reliably. We believe that our on-going commitment to providing this level of service and availability is an important factor in developing and maintaining strong relationships with our customers, and that these relationships place us in a favorable position to obtain high levels of repeat business as well as early access to information concerning our customers’ future vessel needs.

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

          Increase primary trades and back-haul cargoes. We intend to expand our activities in, and market share of, front-haul trades that pay premium rates. We also expect to secure a growing volume of back-haul cargoes which should enable us to improve our capacity utilization.

Customers.

          Our customers currently include large Asian companies such as Great Morning Shipping Co., Ltd, Link Chance International Ltd, Manuchar Hong Kong Ltd, Pesco Oil Storage Corp., Popular Mart Co., Ltd, and Zhejiang Jiao Long Maritime Engineering Co., Ltd. Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels. We expect to charter our vessels to major trading houses (including commodities traders), publicly traded companies, reputable vessel owners and operators, major producers and government-owned entities rather than to more speculative or undercapitalized entities. We evaluate the counterparty risk of potential charterers based on our management’s experience in the shipping. In 2009, the combined revenue of top five customers accounted for about 98% of our total revenue.

Employees.

          As of December 31, 2009, we had nine staff employees and four senior management officers. None of our employees is represented by a union. We believe our relations with our employees are good.

          We obtain crew for each of our vessels from our shipping management company. Crew members are not employees of our company. The number of crew currently working on each of our vessels are as follows:

Vessel Name	Number of Crew

Qiao Yin	12
Nan Jing	22

Intellectual Property.

          We do not have any patents, licenses or trademarks on which our business is substantially dependent.

Competition.

          The international shipping industry is highly competitive and fragmented with many market participants. Competition varies primarily according to the kind of commodity being shipped and the nature of the contractual relationship.

          We primarily compete with privately-owned fleets of dry bulk vessels. According to Drewry Shipping Consultants, in the first half of 2009 there were approximately 6,850 dry bulk carriers aggregating approximately 426 million DWT. Ownership of these vessels was divided among approximately 1,400 mainly private independent dry bulk vessel owners, with no one shipping group owning or controlling more than 5% of the world dry bulk fleet.

          We compete for voyage charters on the basis of price as well as vessel location, size, age and condition and our reputation as an owner and operator. Similarly, the time charter market is price sensitive and depends on our ability to demonstrate the high quality of our vessels and operations to chartering customers. However, because of the longer term commitment, we believe customers entering time charters typically are more concerned than spot charterers about the environmental and operational risks associated with older vessels. Consequently, owners of large modern fleets have gained a competitive advantage over owners of older fleets, particularly in the time charter market.

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

Hull and machinery insurance. This insurance includes coverage for damage to a vessel’s hull and machinery in a collision or from basic perils of the sea. Our coverage includes the risk of actual or constructive total loss for our owned fleet. Each vessel is insured for at least its fair market value, with a deductible that, depending on the vessel, is either a fixed amount or the greater of a fixed amount or a percentage of the actual loss incurred. If we charter-in any vessels, the owners of those vessels will likely be responsible for maintaining insurance thereon. We do not maintain time charter liability insurance.

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

WHERE YOU CAN FIND MORE INFORMATION

          We maintain a website at www.n-ssh.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10–K. We make available free of charge through our website our Annual Reports on Form 10–K, Quarterly Reports on Form 10–Q and Current Reports on Form 8–K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the Securities and Exchange Commission. Further, we will provide free copies of any of our SEC filings upon request. Copies of our filings with the SEC may be requested through the “investor relations” section of our website, or by calling our offices at 86-21-5161-5722. In addition, because we are subject to the informational requirements of the Securities Exchange Act, we file reports, proxy statements and other information with the SEC. You may read and copy these reports, proxy statements and other information at the SEC’s public reference room located at 100 F Street, N.E. Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at (800) SEC-0330. In addition, we are required to file electronic versions of those materials with the SEC through the SEC’s EDGAR system. The SEC also maintains a web site at http://www.sec.gov, which contains reports, proxy statements and other information regarding registrants.

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

          Acts of piracy on ocean-going vessels have recently increased in frequency, which could adversely affect our business. Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea. Recently, the frequency of piracy incidents has increased significantly. If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones or Joint War Committee “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including employing onboard security guards, could increase in such circumstances. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Risks Factors Relating to Our Business

          We depend upon a limited number of customers for a large part of our revenue. For the year ended December 31, 2009, the combined revenue of top five customers accounted for about 98% of our total revenue. Losing any of these customers may result in the unemployment of our vessels and could have a material adverse effect on our results of operations and cash flows.

          As our fleet ages, the risks associated with older vessels could adversely affect our operations. In general, the costs to maintain an oceangoing vessel in good operating condition increase with the age of the vessel. One of our operational vessels is almost 20 years old, and the other is more than 25 years old. We estimate that the economic useful life of our vessels is approximately 30 years, depending on market conditions, the type of cargo being carried and the level of maintenance. Older vessels may develop unexpected mechanical and operational problems despite adherence to regular survey schedules and proper maintenance. Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel. Governmental regulations and safety or other equipment standards related to the age of vessels may require expenditures for alterations of, or the addition of new equipment to, our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that we will be able to operate our vessels profitably during the remainder of their projected useful lives, or that we will be able to sell our owned-vessels profitably when we no longer can utilize them in our fleet.

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

          Acts of war may cause damage or disruption to our business, employees, facilities, markets and our customers, any of which could materially impact our revenues, costs of operations, overall results and financial condition or share price. The potential for war also may cause uncertainty and cause our business to suffer in ways that we cannot currently predict. Our present geographic focus on Asia may make us vulnerable in the event of increased tension or hostilities in many countries including China, Taiwan or North Korea. The agreements pursuant to which we may time charter in or time charter out a vessel typically contain a war cancellation clause exercisable by either party to the agreement.

          Terrorist attacks, such as the attacks on the United States on September 11th, and the United States’ on-going response to these attacks, as well as the threat of future terrorist attacks, continue to cause uncertainty in the world financial markets. The recent conflicts in Iraq and Afghanistan may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial, energy and commodities markets. These uncertainties and instabilities may adversely affect our business, financial position and results of operations.

          We are exposed to currency and interest rate fluctuations. The currency for all our financial reporting is US dollars. Because we generate nearly all our revenues in US dollars, but incur some of our costs, expenses and capital expenditures in other currencies, exchange rate fluctuations could adversely affect our results of operations. A change in exchange rates could lead to fluctuations in reported net income due to changes in the value of these currencies relative to the US dollar. In addition, if some or all of the debt that may be incurred by us may bear interest at floating rates, increases in interest rates could increase our interest expenses and adversely affect our results of operations.

          Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force, and our business may be severely disrupted if we lose their services. Our future success depends substantially on the continued services of our executive officers, especially Mr. Xinyu Zhang, our Chief Executive Officer. We do not have an employment agreement with Mr. Zhang, and we do not maintain key man life insurance on any of our executive officers. In addition, Mr. Zhang does not devote his full business time and attention to our business. If one or more of our executive officers are unable or unwilling to continue in their present positions, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. We cannot assure you, however, that we will be able to readily replace any departing executive officers, if at all.

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

Risks Factors Relating to Our Company

          FHCP believes its put option is currently exercisable and has sent us notice of exercise.

          In connection with the Share Exchange Agreement, we entered into an Investor Rights Agreement with FHCP pursuant to which, among other things, we granted FHCP the right to put up to 250,000 of its shares of our company’s stock to us at a price of $1.70 (as adjusted for stock splits, stock dividends and the like). FHCP has advised us that it believes the put exercise period commenced April 2, 2010, and sent us notice of exercise of the put with respect to all 250,000 shares for an aggregate price of $425,000. We believe the put exercise period commences April 2, 2011. We have had discussions with FHCP in attempt to resolve the matter, but no such resolution has been reached to date. If we are unable to resolve the matter, FHCP may sue us to enforce their exercise of the put option. If litigation is commenced, it could result in substantial expense to us and a diversion of our efforts, and we cannot assure you that we will prevail. If we are unsuccessful in our defense of the matter it could have a material adverse effect on our company.

          We may need additional capital to fund our operations. We believe our cash from operations will be sufficient to fund our business for the next 12 months. If our beliefs are inaccurate, we may need to raise additional capital. If funds are raised by issuing equity securities, it may result in substantial dilution to existing stockholders. If capital is raised through a debt financing with financial institutions, we would likely become subject to restrictive covenants relating to our operations and finances. There can be no assurance that we will consummate any financing on reasonable terms or at all. If we are in need of additional but unable to raise such monies, we may be required to significantly curtail or cease our activities.

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

          If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. Internal and disclosure controls are intended to help us provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities. We have discovered deficiencies in our internal controls as defined under interim standards adopted by the Public Company Accounting Oversight Board that required remediation. As we continue our ongoing review and analysis of internal control over financial reporting for compliance with the Act, we may encounter problems or delays in completing the review and evaluation and implementing improvements. Additionally, we may identify deficiencies that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Should we, or our independent registered public accounting firm, determine in future periods that we have significant deficiencies or material weaknesses in our internal control over financial reporting, or if we are unable to receive a positive attestation from our independent auditors, our results of operations or financial condition may be adversely affected, investors may lose confidence in the reliability of our financial statements and the price of our common stock may decline.

Risk Factors Related to Our Common Stock

          If we are late in filing our quarterly or annual reports with the SEC, we may be de-listed from the Over-The-Counter Bulletin Board. Pursuant to Over-The-Counter Bulletin Board rules relating to the timely filing of periodic reports with the SEC, any OTC Bulletin Board issuer which fails to file a periodic report (Form 10-Q’s or 10-K’s) by the due date of such report, three (3) times during any twenty-four (24) month period is automatically de-listed from the OTC Bulletin Board. Such removed issuer would not be re-eligible to be listed on the OTC Bulletin Board for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. This Annual Report on Form 10-K is being filed late, and we did not file our 10-Q for the quarter ended June 30th, 2009 on a timely basis either. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTC Bulletin Board, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

          Not applicable.

ITEM 2. PROPERTIES.

          Our executive offices are located in approximately 2,885 square feet of office space in Gaoyang Building in Shanghai, China. We lease the office space from Shanghai Rongyu Investment Consultant, Co., Ltd., a subsidiary of Yongzheng.

ITEM 3. LEGAL PROCEEDINGS.

          We are not currently a party to any pending material legal proceedings.

ITEM 4. RESERVED.

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

Quarter Ended	High	Low

December 31, 2009	$0.20	$0.001
September 30, 2009	$1.25	$0.01
June 30, 2009	$0.031	$0.0001
March 31, 2009	$1.25	$0.0001

December 31, 2008	$3.45	$1.25
September 30, 2008	$4.50	$1.10
June 30, 2008	$4.00	$1.10
March 31, 2008	$2.75	$1.50

Stockholders.

          As of April 26, 2010, we had approximately 1,122 stockholders of record of our issued and outstanding common stock.

Transfer Agent and Registrar.

          The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc. The transfer agent’s address is 3200 Cherry Creek Dr. South, Suite 430, Denver, CO 80209, and its telephone number is (303) 282-4800.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)		(b)	(c)
Equity compensation plans approved by security holders	0		0	14,705
Equity compensation plans not approved by security holders	366,798	[1]	$0.25	366,798
Total	366,798		$0.25	381,503

1 Represents shares of common stock issuable upon exercise of a ten-year warrant issued to an advisor to our company. The warrant contains a cashless exercise provision.

ITEM 6. SELECTED FINANCIAL DATA.

          Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical Accounting Policies and Estimates

          We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 3 to our audited financial statements. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

          Revenue and expense recognition. Our revenues are generated from time charter agreements and voyage charter agreements. Voyage charter revenue from cargo freight billings are recognized in full as of the date on which the vessels complete their voyages. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the complete discharge of the current cargo.

          A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily hire rate. In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are borne by us. We record time charter revenues over the term of the charter as service is provided. Revenues are recognized on a straight-line basis as the average revenue over the term of the time charter agreement. We recognize vessel operating expenses, which include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, and other miscellaneous expenses, when incurred.

          Vessels and vessel components. Each vessel is recorded at its cost, which consists of the vessel deposits, purchase price, acquisition and delivery costs. Deposits, installment payments, interest, financing costs, construction design, supervision costs and other pre-delivery costs incurred during the construction period for a vessel under construction are recorded as vessel deposits. Depreciation is provided on straight-line basis over the estimated useful life of each vessel, which is approximately 30 years.

          The carrying value of the vessels are evaluated when events or circumstances indicate that there has been a possible impairment in value, which would occur in the fiscal period when the net carrying value was no longer expected to be recovered from future estimated cash flows. Such evaluations include a comparison of current and anticipated operating cash flows, an assessment of future operations and other relevant factors. To the extent that the carrying value of the vessels exceed their undiscounted estimated future cash flows, the vessels would be written down to its fair value.

          Vessel component inventories represent components that are either used in the construction or repair of our vessels or, if not used, are resold. Vessel component inventories are stated at cost less any write downs to estimated fair market value based on market conditions.

          Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

          Recently Issued Accounting Pronouncements.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”), as codified in ASC Topic 805 (“ASC 805”). The objective of ASC 805 is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish this, ASC 805 establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for fiscal years beginning on or after December 15, 2008. Our adoption of ASC 805 did not have a material impact on our consolidated financial statements. ASC 805 will have an impact on accounting for any future business combinations by us.

          In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”), as codified in FASB ASC Subtopic 810-10, “Consolidation” (“ASC 810-10”). ASC 810-10 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. Additionally, ASC 810-10 revises the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement and also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. ASC 810-10 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. Our adoption of ASC 810-10 did not to have a material impact on our consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which is codified as FASB ASC Topic 825, “Financial Instruments” (“ASC 825”). ASC 825 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” now codified in ASC 825, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This issuance also amends APB Opinion No. 28, “Interim Financial Reporting” now codified in FASB Topic 270 “Interim Reporting” (“ASC 270”), to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1, now codified in ASC 825, were effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The issuance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, it requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825 did not have a material impact on the consolidated financial statements.

          In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and FAS 124-2”), which are codified in ASC 320. FSP FAS No. 115-2 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guaidance did not have a significant impact on the consolidated financial statements.

          In April 2009, the FASB released FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”), now codified in ASC Topic 820 (“ASC 820”). This issuance provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. ASC 820 was effective for interim periods ending after June 15, 2009, and the adoption of ASC 820 did not have a significant impact on the consolidated financial statements.

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), as codified in FASB ASC Topic 855 (“ASC 855”). ASC 855 established standards of accounting for and disclosures of subsequent events which occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 requires the disclosure of the date through which the subsequent events have been evaluated as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. This guidance is effective for periods ending after June 15, 2009. In February 2010, the FASB amended the subsequent events guidance issued in May 2009 to remove the requirement for SEC filers to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendment is effective upon issuance. The adoption of this guidance did not have an impact on our consolidated financial condition or results of operations.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) as codified in FASB ASC 810, “Consolidation” (“ASC 810”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for our company beginning in fiscal 2010. We are still assessing whether ASC 810 will have a material impact on our financial position, results of operations or cash flows.

          In June 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), as codified in FASB ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 established the FASB Accounting Standards Codification (“the Codification”) as the sources for authoritative U.S. GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards under U.S. GAAP for nongovernmental entities. ASC 105 was effective for interim and annual periods ending after September 15, 2009. Accordingly, upon the adoption of SFAS 168, now codified as ASC 105, effective September 1, 2009, we began to reference the new Codification as the sole source of authoritative literature when referring to U.S. GAAP in our public filings. The Codification is not intended to nor does it change existing U.S. GAAP and adoption will not have any impact on our financial position, results of operations or cash flows.

Overview.

          Through our wholly-owned subsidiaries, we provide maritime transportation services through the commercial operation of our vessels. We specialize in transporting minor bulk commodities including log and forest products, iron and steel products, fertilizer, agricultural products, cement and palm oil in China and Southeast Asia.

          In 2009, we sold our chemical tanker, Heng Zhou, to an unrelated third party, and we terminated our in-charter agreement for the bulk carrier Heng Shun. In 2010, we terminated our in-charter agreement for the general cargo vessel Agios Spyridon. As a result, our fleet currently consists of two shallow-draft bulk carriers, Nan Jing and Qiao Yin. We have agreed to acquire two chemical tankers that have yet to be constructed.

          Our vessels are required to be dry-docked two times every five years, with a maximum of 36 months between inspections, for inspection of the underwater parts and for repairs related to inspections. The anticipated dry-docking schedule for our current operational fleet is as follows:

Ship Name	Year built	Owned by	In-chartered by	Last Dry- docked	Next Scheduled Dry- docking

Nan Jing	1984	Nanjing	—	October, 2009	To be determined
Qiao Yin	1991	Yongchen	—	November, 2005	To be determined

*	The vessel owner has not advised us of the dry-docking schedule.

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

Results of Operations

          The following table sets forth our results of operations for the periods indicated (in US dollars):

	Year ended December 31, 2009	Year ended December 31, 2008

Revenue	$5,150,144	$26,912,788
Operating expenses	$5,300,980	$20,956,417
Operating earnings	$(150,836)	$5,956,371
Other expenses	$3,684,989	$2,654,897
Net income	$(3,835,825)	$3,301,474

          Revenue. Our revenue was $5,150,144 for the year ended December 31, 2009 compared to $26,912,788 for the year ended December 31, 2008, an decrease of $21,762,644 or 81%. This decrease was mainly attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, (ii) the decline in tons carried by the vessels Nan Jing and Agios Spyridon, coupled with a decrease in freight rates, (iii) our waiver of the time charter payments for February and March 2009 from the charterer of the vessel Heng Zhou due to the unemployment of the vessel during such months, (iv) the reduced charter rate under the new Heng Zhou charter agreement entered into in March 2009, and the subsequent termination of that charter agreement on June 1, 2009, and (v) the sale of the vessel Heng Zhou on July 18, 2009.

          The breakdown between voyage and time charter revenues for each vessel are as follows:

Year ended December 31,	Voyage Charter	Time Charter

2009	Nan Jing: $1,633,358	Qiao Yin: $792,000
	Agios Spyridon: $2,199,786	Heng Zhou: $525,000
2008	Nan Jing: $4,017,713	Qiao Yin: $792,000
	Agios Spyridon: $4,074,390	Heng Zhou: $2,700,000
Heng Shun: $15,328,685

          Operating expenses. Our operating expenses were $5,300,980 for the year ended December 31, 2009 compared to $20,956,417 for the year ended December 31, 2008, a decrease of $15,655,437 or 75%. This decrease in revenue was mainly attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, and (ii) the unemployment of the vessel Heng Zhou for February and March 2009, as well as following its sale on July 18, 2009.

          The breakdown between voyage and time charter expenses for each vessel are as follows:

Year ended December 31,	Voyage Charter	Time Charter

2009	Nan Jing: $2,320,306	Qiao Yin: $420,495
	Agios Spyridon: $3,056,582	Heng Zhou: $295,441
2008	Nan Jing: $2,473,010	Qiao Yin: $454,296
	Agios Spyridon: $3,056,582	Heng Zhou: $844,387
Heng Shun: $13,524,450

          Operating earnings decreased from $5,956,371 for the year ended December 31, 2008 to an operating loss of $150,836 for the year ended December 31, 2009, a decline of $6,107,207 or 103%. The decrease in operating earnings was primarily attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, (ii) the decline in tons carried by the vessels Nan Jing and Agios Spyridon, coupled with a decrease in freight rates, (iii) our waiver of the time charter payments for February and March 2009 from the charterer of the vessel Heng Zhou due to the unemployment of the vessel during such months, (iv) the reduced charter rate under the new Heng Zhou charter agreement entered into in March 2009, and the subsequent termination of that charter agreement on June 1, 2009, and (v) the sale of the vessel Heng Zhou on July 18, 2009.

          Operating earnings as a percent of revenue decreased from 22% for the year ended December 31, 2008 to a 3% operating loss as percent of revenue for the year ended December 31, 2009. The decrease was due to the significant decrease in our revenue coupled with no or small changes in our fixed expenses, general and administrative expenses, and depreciation expenses.

          The expenses related for dry-docking, maintenance, repairs and parts to our owned vessels for the past two years are as follows:

Vessel	2009	2008

Qiao Yin	$—	$—
Nan Jing	$283,196	$107,510
Heng Zhou	$—	$—

          Other expenses. Other expenses for the year ended December 31, 2009 were primarily comprised of noncash items made up of write down of vessel components, write down of prepayment of vessel components, and loss on disposal of vessel, in aggregate amount of $3,678,176. Loss on impairment of vessels for the year ended December 31, 2008 was $2,624,628. Other expenses also included interest expense, which primarily reflects the finance cost of Yongchen’s bank loan. Interest expense was $6,813 for the year ended December 31, 2009 and $30,269 for the year ended December 31, 2008.

          Net loss. Net loss for the year ended December 31, 2009 was $3,835,825, or 74% of revenue, compared to net income of $3,301,474, or 12% of revenue, for the year ended December 31, 2008. The decrease in net income was attributable to (i) the termination of the Heng Shun time charter on January 9, 2009, (ii) the decline in tons carried by the vessels Nan Jing and Agios Spyridon, coupled with a decrease in freight rates, (iii) our waiver of the time charter payments for February and March 2009 from the charterer of the vessel Heng Zhou due to the unemployment of the vessel during such months, (iv) the reduced charter rate under the new Heng Zhou charter agreement entered into in March 2009, and the subsequent termination of that charter agreement on June 1, 2009, (v) the sale of the vessel Heng Zhou on July 18, 2009, and (vi) write down of vessel components and write down of prepayment of vessel components.

Liquidity and Capital Resources.

          At December 31, 2009, we had cash and cash equivalents of $10,609. We did not engage in any hedging activities relating to foreign exchange, interest rates or other risks for the year ended December 31, 2009.

          At December 31, 2009, our current assets were $6,105,301 and current liabilities were $239,691, resulting in a current ratio of approximately 25.47 to 1. At December 31, 2008, our current assets and current liabilities were $2,242,072 and $413,035, respectively, resulting in a current ratio of approximately 5.43 to 1.

          Net cash provided by operating activities was $237,510 for the year ended December 31, 2009 compared to $7,358,234 for the year ended December 31, 2008. This decrease of net operating cash inflow was mainly attributable to a decrease in net income.

          Net cash used in financing activities was $309,000 for the year ended December 31, 2009 compared to $217,080 for the year ended December 31, 2008. This increase of net cash used in financing activities was attributable to principal payments on our bank loan.

          Net cash used in investing activities was $29,651 for the year ended December 31, 2009 compared to $7,145,815 for the year ended December 31, 2008. This increase of net cash from investing activities was mainly attributable to the sale of the vessel Heng Zhou and the reduction in the purchase of vessel components.

          On June 29, 2009, our wholly-owned subsidiary, Hengzhou entered into a Memorandum of Agreement with Mr. Wing Chan pursuant to which Hengzhou sold its vessel, Heng Zhou, to Mr. Chan for $8,051,292 which was payable as follows: $200,000 on July 20, 2009, $3 million on or before October 20, 2009, $4 million on or before December 31, 2009, and $851,292 on or before March 31, 2010. After receiving the initial payment of $200,000, no additional payments were received. We recently agreed to restructure the payments as follows: $4,000,000 payable by December 31, 2010, and $3,851,292 payable by December 31, 2011.

          We believe that the anticipated higher revenues from our vessel Nan Jing (as freight rates continue to rise) as well as further reductions in our cost structure will generate cash from operations that are sufficient to funds our business for the next twelve months. If our beliefs are inaccurate, we may need to raise additional capital, and there can be no assurance that we will consummate any financing on reasonable terms or at all.

          We do not anticipate any material capital expenditures for 2010.

ITEM 7A. QUALTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See the information on pages F−1 through F-19 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

          Disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          An evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, because of staffing weaknesses and the other reasons described below, our disclosure controls and procedures are not effective, as of December 31, 2009, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

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

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, utilizing the criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO). Based upon such assessment, our management concluded that, because of staffing weaknesses and the other reasons described below, our internal control over financial reporting was not effective as of December 31, 2009. In particular:

•	Controls were not designed and in place to ensure that we properly and timely evaluated impairment of vessel components and vessel component prepayments, and accounted for them in the proper periods.

•	We did not maintain effective controls over the period-end and year-end closing process to ensure the accurate processing our accounts so as to enable us to report our results on a timely basis.

The following list describes remedial actions that we have implemented or will be implementing to address our deficiencies:

•	We hired a new Chief Financial Officer on November 12, 2009 who is familiar with U.S. GAAP reporting requirements.

•	Our Chief Financial Officer will evaluate impairment of assets on a periodic basis.

•	Our Chief Financial Officer will work more closely with accounting personnel to ensure accurate and timely period-end and year-end financial reporting.

•	Additional training in U.S. GAAP will be provided to our accounting personnel.

•	As necessary, we will engage independent outside accounting consultants to augment our accounting department.

          This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

          There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

          On August 1, 2008, Yongchen entered into a time charter contract with KriKor to in-charter Agios Spyridon for a period of one year at a rate of US $4,500 per day, with a renewal option to extend the term of the charter for two additional one-year periods at a rate of US $4,500 per day. The renewal option for an additional year was exercised in July, 2009. In October, 2009, Yongchen entered into an addendum to the time charter contract with KriKor pursuant to which Yongchen shall pay the rate of $3,000 for the period of July, 2009 to June, 2010. On March 31, 2010, Yongchen and KriKor agreed to terminate the time charter contract.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

          Set forth below is information regarding our current directors, executive officers, and other significant employees.

Name	Age	Title

Mr. Xinyu Zhang	42	Director, Chief Executive Officer and President
Mr. Haiying Qing	39	Chief Financial Officer
Mr. Hai Lei	68	Director
Mr. Wenge Jiang	43	Director
Mr. Yi Li	57	Director
Ms. Lifang Huang	46	Director
Mr. James Ji Tong Sze	40	Senior Vice President and Chief Operational Officer
Mr. Shaobin Ji	47	Vice President

          Mr. Xinyu Zhang, Director, Chief Executive Officer and President. Mr. Zhang has been Chief Executive Officer, President, and a Director of our company since the closing of the Share Exchange, and has been a Director, the Chairman of the Board and the Chief Executive Officer of Yongchen and Hengzhou since their respective inception dates. Mr. Zhang received a bachelor’s degree from Hangzhou University in 1987, where he majored in law, and currently is enrolled in the Executive MBA program at Beijing University. From 1996 to 2001, he was the managing director of Zhoushan Huisheng Shipping Co., Ltd.; from January 2002 to August 2003, he was a director of Nanjing Yongzheng Shipping Co., Ltd., and has been the Managing Director and Chief Executive Officer of that company since August, 2003; since January 2005, he has been the Chief Executive Officer of Zhejiang Yongzheng Marine Co., Ltd.; and since December, 2003, he has been the President, Managing Director, and sole shareholder of Yongzheng, our principal stockholder.

          Mr. Zhang possesses valuable corporate leadership expertise and exceptional business acumen. As the founder of our company and our CEO and President, Mr. Zhang provides the board with useful insights into management, as well as knowledge of all aspects of our business and its history.

          Mr. Haiying Qin, Chief Financial Officer. Mr. Haiying Qin has been our Chief Financial Officer since November, 2009. From November 2008 until November, 2009, he served as the Vice President of Jessie International, a financial consulting services firm founded in U.S. providing diversified services including financial/investment consulting, private equity, IPO, etc. to a substantial and diversified client base. From September 2008 to November 2008, Mr. Haiying Qin has served as Senior Associate of LehmanBrown International Accountants, a China focused accounting and business advisory firm. He was a Senior Accountant of Episcopal Community Services from March 2008 to June 2008, served as accountant at Wilson Sonsini Goodrich & Rosati from January 2008 to March 2008, and was accountant at Hines China from June 2004 to May 2006. Mr. Haiying Qin earned a master’s degree of business administration from University of Illinois at Chicago in 2007, a master’s degree in accounting from the Capital University of Economics and Business in 2003, and a bachelor degree in accounting from Renmin University of China in 1995.

          Mr. Hai Lei, Director. Mr. Lei has been a director of our company since March, 2008. He has been a visiting professor in Dalian Maritime Affairs University since 1987, and a visiting professor in Qingdao Seas Crew College since 1989, a juror in the Guangzhou Maritime Affairs Court since 1992, and an arbitrator for the China Maritime Affairs Arbitration Committee since 1992. He served as Director of the Arbitrator Qualification Inspection Committee from 1992 to 1996. From 1965 to 1972, Mr. Lei was a lecturer at Dalian Maritime Affairs University. From 1972 to 1979, he held various positions at the Shanghai Maritime Transportation Bureau Dalian Office, including sailor, junior director, and senior director. From 1979 to 1985, Mr. Lei was a senior director at China Open Shipping Company (COSCO) Shanghai; from 1985 to 1992, he was the vice manager at COSCO Shanghai and in charge of safety production; from 1992 to 1993, he was Deputy Chief Manager at COSCO and the managing director at China Foreign Ship Agent Limited; from 1993 to 1996, he was a Vice President of COSCO; and from 1996 to 2002, he was the managing director of Polish Joint Stock Shipping Company. Mr. Lei received a bachelor’s degree from Dalian Maritime Affairs University in 1965.

          Mr. Lei brings to our board over 20 years of experience in the maritime industry, as well as significant management expertise and know how.

          Mr. Wenge Jiang, Director. Mr. Jiang has been the Deputy Managing Director of Zhejiang Hengyu Shipbuilding Co., Ltd. since 2002. From 1987 to 1993, he worked at Zhousan Luoda Ship Co., Ltd. as a technical assistant, and from 1993 to 2002 he worked as Vice Manager of Business at Zhoushan Haixing Ship Co., Ltd. Mr. Jiang received a bachelor’s degree from Shanghai Maritime College in 1988.

          Mr. Jiang has significant experience in the maritime industry as well as strong contacts in Zhoushan City – the place where our business originated and in which we continue to conduct our operations.

          Mr. Yi Li, Director. Mr. Li has been a director of our company since March, 2008. Since 2002, Mr. Li has been a project financing analyst at EUASIA Trade Management Singapore Company, a commodity trading company. From 1995 to 2000, Mr. Li served as the Chief Executive Officer of Singapore Joint Maritime Shipping, an ocean transport company, and from 1990 to 1994 he was in charge of oil trade and vessel chartering at Stinnes Interoil. Mr. Li graduated from Huabei University of Finance & Economics in 1979, and attended Dalian Maritime University from 1980 to 1982.

          Mr. Li brings to our board significant experience in the maritime industry as well as strong business acumen and management skills.

          Ms. Lifang Huang, Director. Ms. Huang has been a director of our company since March, 2008. She was our Chief Financial Officer from the closing of the Share Exchange until November, 2009, and was the Chief Financial Officer of Yongchen and Hengzhou since their respective inception dates until November, 2009. She graduated from Shanghai Economy Management College in 1994, where she majored in finance and accounting. From April 2003 to November 2003, she was the financial manager of Shanghai Yixiong Architecture & Decoration Co., Ltd. From December, 2003 to November, 2009 she has served as Chief Financial Officer of Yongzheng, in charge of all the accounting and internal audits of Yongzheng and its subsidiaries. Ms. Huang also is an assistant chartered accountant. Ms. Huang received a bachelor’s degree from Shanghai Economy Management College in 1994.

          Ms. Huang brings to our board significant financial expertise as well as knowledge of our financial systems.

          James Ji Tong Sze, Senior Vice President and Chief Operational Officer. Mr. Sze has been our Senior Vice President and Chief Operational Officer since November, 2009. He was the General Manager of Commerce at Petrocom Energy Limited, a coal supplier, from April 2006 to August 2009. Mr. Sze served as Sales Manager of TNT Marketing Service (Shanghai) Company Ltd., a marketing firm, from December 2005 to April 2006. From March 2003 to June 2005, Mr. Sze served as Deputy General Manager and Product General Manager of Enterprise Server Solutions for Ingrammicro (China) Ltd, a technology distributor. Mr. Sze earned a Bachelor of Science in Mathematics and Science from the University of Massachusetts in 1996.

          Shaobin Ji, Vice President. Mr. Ji has been our Vice President since November, 2009. He has been the Assistant to the President of Yongzheng International Marine Holdings Co. Ltd., our parent company, since April, 2009. From 2001 to 2009, Mr. Ji served as an economic analyst at the Economic Analyst Survey and Design Institute of Harbour Channel in Anhui Province. Mr. Ji earned a degree in Chinese from Anhui University in 1986.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC, and to furnish a copy of such reports to us. Based solely on review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2009, the Reporting Persons complied with all applicable Section 16(a) filing requirements.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Xinyu Zhang,	2009	15,000	-0-	-0-	-0-	-0-	-0-	-0-	15,000
CEO and President	2008	15,000	-0-	-0-	-0-	-0-	-0-	-0-	15,000

Director Compensation.

          We did not pay, grant, or award fees or other compensation to any of our directors for services rendered as a director for our last fiscal year. We do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although our Board may, in the future, award stock or stock options to our directors and may reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. In addition, our board of directors may award special remuneration to any director undertaking services on our behalf other than those services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth certain information with respect to beneficial ownership of our common stock, as of April 30, 2010, by:

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

Name (and Address of 5% Holders)	Number of Shares owned	Percentage

Yongzheng International Marine Holdings Co., Ltd. No. 950 Dalian Road Hi-Shanghai 8th Building, 5Fl. Shanghai, China	18,800,000[1]	75.7%
Mr. Xinyu Zhang	18,800,000[2]	75.7%
Mr. Haiying Qin	0	0%
Mr. Hai Lei	0	0%
Mr. Yi Li	0	0%
Mr. Wenge Jiang	0	0%
Ms. Lifang Huang	0	0%
Mr. Thomas Colligan[3]	0	0%
All Directors and Executive Officers, as a group (5 persons)	18,800,000[2]	75.7%

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

          On March 31, 2008, we entered into a Ship Contribution Agreement with Hengzhou and Yongzheng International Shipping Limited (“YISL”), a subsidiary of Yongzheng, pursuant to which YISL will contribute the vessel “Rong Da” to Hengzhou in exchange for that number of shares of our common stock with a Fair Market Value (as defined in the agreement) equal to the vessel purchase price. On March 31, 2008, we entered into a Ship Contribution Agreement with Hengzhou and Huisheng International Shipping Limited, a subsidiary of Yongzheng, pursuant to which Huisheng will contribute the vessel “Rong Sheng” to Hengzhou in exchange for that number of shares of our common stock with a Fair Market Value (as defined in the agreement) equal to the vessel purchase price. Under both agreements, the vessel’s purchase price equals the vessel’s net realizable value at the date the vessel is accepted for delivery by Hengzhou, as determined by an independent appraiser chosen by our non-employee directors (or as otherwise agreed by FHCP and us), or its total build cost, whichever is lower. Construction of Rong Sheng and Rong Da has ceased, and we cannot assure you that construction will resume.

          Shanghai Rongyu International Consulting, Ltd., a subsidiary of Yongzheng, provided labor services and motor vehicle services to us and charged us labor costs of $85,998 and motor vehicle expenses of $33,034 for the year ended December 31, 2009.

          Since December, 2009, our executive offices have been located in approximately 2,885 square feet of office space in Gaoyang Building in Shanghai, China. We lease the office space from Shanghai Rongyu Investment Consultant, Co., Ltd., a subsidiary of Yongzheng. Prior thereto, we leased office space from Shanghai Yongzheng Marine Co., Ltd., a subsidiary of Yongzheng. We paid an aggregate of $66,377 in rent to Shanghai Rongyu and Shanghai Yongzheng for the year ended December 31, 2009.

          We have a ship management agreement for out vessels with Rong Da International Shipping Management Limited, a subsidiary of YISL, to provide crew members, technical management and related services. The agreement requires the Company to pay monthly ship management fees of $1,500 per vessel plus the actual cost of vessel operations. The term of the agreement is for one year and is renewed annually. Total fees paid in 2009 were $59,995.

          Yongchen is a party to a loan agreement with Xiamen International Bank pursuant to which it borrowed $1,200,000. The loan was secured by the vessel Qiao Yin, and is guaranteed by Hui Ming International Shipping Co., Ltd. and Huisheng International Shipping Limited, subsidiaries of Yongzheng, and by Mr. Xinyu Zhang. Mr. Zhang is a director of our company, our Chief Executive Officer and President, and the sole shareholder of Yongzheng. As of September 17, 2009, the loan was repaid in full.

Director Independence.

          Our Board consists of five people: Mr. Xinyu Zhang, Mr. Hai Lei, Mr. Yi Li, Mr. Wenge Jiang, and Ms. Lifang Huang. We believe that Messrs. Li, Lei and Jiang are the only members of our Board that would be considered “independent” under Rule 4200(a)(15) of the NASDAQ listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          In connection with the Share Exchange, (a) we engaged Edward Lau & Co. (“Lau”) as our independent registered public accounting firm, and (b) we changed our fiscal year end to December 31st. Lau reviewed the consolidated financial statements included in our Quarterly Reports on Form 10-Q for quarters ended March 31, 2008, June 30, 2008 and September 30, 2008. On February 12, 2009, we dismissed Lau and retained Wei, Wei & Co., LLP (“Wei”) as our new independent registered public accounting firm for the audit of our annual consolidated financial statements for the year ended December 31, 2008.

Audit Fees

          The aggregate fees billed by Lau for the review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008 was $15,000.

          The aggregate fees billed by Wei for professional services for the audit of our annual consolidated financial statements for the year ended December 31, 2008 was $80,000.

          The aggregate fees billed and estimated fees unbilled by Wei for professional services for the audit of our annual consolidated financial statements for 2009 and the review of the consolidated financial statements included in our Forms 10-Q for 2009 was $84,000.

Audit-Related Fees

          There were no fees billed by Lau or Wei during 2008 or 2009 for assurance or related services related to the performance of the audit or the review of our financial statements.

Tax Fees

          There were no fees billed by Lau during 2008 or 2009 for tax compliance, advice or planning. Wei billed our company $5,000 during each of 2008 and 2009 tax compliance services.

All Other Fees

          There were no fees billed by Lau or Wei in 2008 or 2009 for other services.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Page

(a)	(1)	Financial Statements:
		Index to Consolidated Financial Statements and Schedule	F-1
		Reports of Independent Registered Public Accounting Firms	F-2
		Consolidated Balance Sheets	F-3
		Consolidated Statements of Operations	F-4
		Consolidated Statement of Changes in Shareholders’ Equity	F-5
		Consolidated Statements of Cash Flows	F-6
		Notes to Consolidated Financial Statements	F-8
(b)		See Exhibit Index immediately following the signature page of this Annual Report for a list of the exhibits filed, furnished or incorporated by reference as part of this Annual Report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on behalf of the undersigned, thereunto duly authorized.

Sino Shipping Holdings Inc.

Date: May 5, 2010	By:	/s/ Xinyu Zhang

Name: Xinyu Zhang
Title: CEO and President
(Principal Executive Officer)

Date: May 5, 2010	By:	/s/ Haiying Qin

Name: Haiying Qin
Title: Chief Financial Officer
(Principal Financial Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xinyu Zhang	CEO, President and Director	May 5, 2010
(Principal Executive Officer)
Xinyu Zhang

/s/ Haiying Qin	Chief Financial Officer	May 5, 2010
(Principal Financial Officer)
Haiying Qin

/s/ Hai Lei	Director	May 5, 2010

Hai Lei

/s/ Weng Jiang	Director	May 5, 2010

Wenge Jiang

/s/ Yi Li	Director	May 5, 2010

Yi Li

/s/ Lifang Huang	Director	May 5, 2010

Lifang Huang

INDEX TO EXHIBITS

Exhibit Number	Description

2.1

Share Exchange Agreement by and among the Registrant, Fountainhead Capital Partners Limited, Yongchen International Shipping Limited, Hengzhou International Shipping Limited, Yongzheng International Marine Holdings Co., Ltd., and each of the other shareholders of Hengzhou [1]

3.1	Certificate of Incorporation[1]

3.2	Certificate of Ownership and Merger filed with the Delaware Secretary of State on March 31, 2008[1]

3.3	Bylaws (filed with the Registrant’s Definitive Information Statement on January 22, 2008, and incorporated herein by reference).

10.1	Investor Rights Agreement, dated March 31, 2008, by and between the Registrant and Fountainhead Capital Partners Limited[1]

10.2	Ship Contribution Agreement, dated March 31, 2008, by and among the Registrant, Hengzhou International Shipping Limited, and Yongzheng International Shipping Limited[1]

10.3	Ship Contribution Agreement, dated March 31, 2008, by and among the Registrant, Hengzhou International Shipping Limited, and Huisheng International Shipping Limited[1]

10.4	Employment Agreement with Haiying Qin, dated November 12, 2009

10.5	Employment Agreement with Mr. James Ji Tong Sze, dated November 12, 2009

10.6	Employment Agreement with Mr. Shaobin Ji, dated November 12, 2009

21	Subsidiaries of Sino Shipping Holdings Inc.

23	Consent of Wei, Wei & Co., LLP

31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer.

31.2	Rule 13A-14(a)/15D-14(a) Certification of the Principal Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

1 Filed with the Registrant’s Current Report on Form 8-K dated March 31, 2008, and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Sino Shipping Holdings Inc.

          We have audited the accompanying consolidated balance sheets of Sino Shipping Holdings Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Sino Shipping Holdings Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

New York, New York
May 5, 2010

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,609	$111,750
Due from charterers, net	117,192	—
Due from related party	270,000	—
Note receivable from sale of vessel	4,000,000	—
Prepaid expenses	397,500	437,500
Prepayment of vessel components	1,310,000	1,692,822

Total current assets	6,105,301	2,242,072
NONCURRENT ASSETS:
Property and equipment, net	14,292	19,899
Deferred dry-docking fee	214,341	—
Vessels and vessel components, net	9,476,618	21,396,533
Note receivable from sale of vessel, net of current portion	3,851,292	—
Security deposits	1,552	14,061

TOTAL ASSETS	$19,663,396	$23,672,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$98,261	$—
Accrued expenses and other payables	141,430	104,035
Current portion of long term bank loan	—	309,000

Total current liabilities	239,691	413,035

TOTAL LIABILITIES	239,691	413,035

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, none issued or outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized, 24,827,932 shares issued and outstanding at December 31, 2009 and 2008	2,482	2,482
Additional paid-in capital	15,124,002	15,124,002
Retained earnings	4,297,221	8,133,046

TOTAL SHAREHOLDERS’ EQUITY	19,423,705	23,259,530

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,663,396	$23,672,565

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2009	2008

REVENUES:	$5,150,144	$26,912,788

OPERATING EXPENSES:
Vessels operating expenses	4,088,054	19,561,618
Depreciation	578,876	793,215
General and administrative expenses	634,050	601,584

TOTAL OPERATING EXPENSES	5,300,980	20,956,417

OPERATING (LOSS)/INCOME	(150,836)	5,956,371

OTHER EXPENSES:
Loss on impairment of vessels	—	2,624,628
Write down of vessel components	2,196,533	—
Write down of prepayment of vessel components	382,821	—
Loss on disposal of vessel	1,098,822	—
Interest expense	6,813	30,269

NET OTHER EXPENSE	3,684,989	2,654,897

NET (LOSS)/INCOME	$(3,835,825)	$3,301,474

(Loss)/Earnings per common share, basic	$(0.15)	$0.18

(Loss)/Earnings per common share, diluted	$(0.15)	$0.18

Weighted average shares outstanding, basic	24,827,932	18,546,654

Weighted average shares outstanding, diluted	24,827,932	18,821,752

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance as of January 1, 2008	$14,422,564	$—	$4,831,572	$19,254,136
Net income	—	—	3,301,474	3,301,474
Impact of share exchange	(14,420,101)	14,420,101	—	—
Non-cash compensation	15	524,985	—	525,000
Issuance of common stock	4	178,916	—	178,920

Balance as of December 31, 2008	2,482	15,124,002	8,133,046	23,259,530
Net loss	—	—	(3,835,825)	(3,835,825)

Balance as of December 31, 2009	$2,482	$15,124,002	$4,297,221	$19,423,705

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2009	2008

OPERATING ACTIVITIES:
Net (loss) income	$(3,835,825)	$3,301,474
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	578,876	793,215
Amortization of dry-docking costs	15,310	—
Loss on impairment of vessels	—	2,624,628
Write down of vessel components	2,196,533	—
Loss on disposal of vessel	1,098,822	—
Write down of prepayment of vessel components	382,821	—
Non-cash compensation	175,000	87,500
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Due from charterers	(117,192)	500,980
Due from related party	(270,000)	—
Security deposits	12,510	(14,061)
Prepaid expenses	(135,000)	—
Accounts payable	98,260	—
Accrued expenses and other payable	37,395	64,498

Net cash provided by operating activities	237,510	7,358,234

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	178,920
Principal payments on bank loan	(309,000)	(396,000)

Net cash (used in) financing activities	(309,000)	(217,080)

INVESTING ACTIVITIES:
Proceeds from sale of vessel	200,000	—
Payment of dry-docking fee	(229,651)	—
(Decrease) in prepayment of vessel components	—	672,725
Purchase of vessel components	—	(7,796,533)
Purchase of property and equipment	—	(22,007)

Net cash (used in) investing activities	(29,651)	(7,145,815)

Net decrease in cash	(101,141)	(4,661)
Cash and cash equivalents, beginning of year	111,750	116,411

Cash and cash equivalents, end of year	$10,609	$111,750

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2009	2008

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,813	$32,513

Supplemental disclosure of non-cash financing and investing activities:
Fair value of stock issued in exchange for consulting services	$—	$525,000

Note received from sale of vessel	$7,851,292	$—

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

          On March 31, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Fountainhead Capital Partners Limited (“FHCP”), an entity registered in Jersey (C.I.), Yongchen International Shipping Limited, a company incorporated in Hong Kong (“Yongchen”), Hengzhou International Shipping Limited, a company incorporated in Hong Kong (“Hengzhou”), Yongzheng International Marine Holdings Co., Ltd., a British Virgin Islands company (“Yongzheng”), and each of the other shareholders of Hengzhou (the “Other Shareholders”). Pursuant to the Share Exchange Agreement, Yongzheng transferred all of the issued and outstanding shares of Yongchen capital stock to the Company, and Yongzheng and the Other Shareholders transferred all of the issued and outstanding shares of Hengzhou capital stock to the Company, in exchange for 24,525,994 shares of the Company’s common stock (the “Share Exchange”). As a result of the Share Exchange, Yongchen and Hengzhou became the Company’s wholly-owned subsidiaries, and Yongzheng and the Other Shareholders acquired approximately 95% of the Company’s common stock. In connection with the Share Exchange Agreement, the Company issued an Investors’ Rights Agreement pursuant to which, among other things, FHCP was granted a put right at $1.70 per share for up to 250,000 of its shares commencing April 1, 2011. See Note 16.

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

          Below is the list of the Company’s wholly-owned subsidiaries and related vessel information as of December 31, 2009:

Wholly-owned Subsidiaries	Vessels acquired/ In-chartered	Flag	Year Built	Deadweight Tons

Nanjing Maritime Limited	Nan Jing (a)	Belize	1984	7,500

Yongchen International Shipping Limited	Heng Shun (b)	Panama	1981	44,363
	Agios Spyridon (c)	Sierra	1984	7,500
		Leone
	Qiao Yin	Panama	1991	2,850

Hengzhou International Shipping Limited	Rong Sheng (d)	Marshall Islands	Under construction (d)	12,800

	Rong Da (d)	Hong Kong	Under construction (d)	12,800

Rong Shun International Shipping Limited (e)	—	—	—	—

Rongzhong Enterprise Management Consulting (Shanghai) Co., Ltd. (f)	—	—	—	—

(a) Formerly known as Long Xin. In 2008, Long Xin was transferred by Yongchen to a newly-formed Hong Kong subsidiary, Nanjing Maritime Limited, and the vessel was re-named “Nan Jing.” Nan Jing was suspended from operations in the first quarter of 2009, and resumed operations in the second quarter of 2009.

(b) On January 4, 2008, the Yongchen entered into a time charter contract to in-charter Heng Shun for a period of three years for $28,000 per day. On January 9, 2009, the contract was terminated without penalty.

(c) On January 1, 2008, Yongchen entered into a time charter contract to in-charter Hui Ming for a period of three years for $6,000 per day. On July 25, 2008, Huiming International Shipping Limited sold the vessel Hui Ming to Krikor Maritime S.A. (“Krikor”) and the vessel Hui Ming was renamed “Agios Spyridon.” The contract with Huiming International Shipping Limited was terminated effective July 26, 2008. On August 1, 2008, Yongchen entered into a time charter contract with Krikor to in-charter Agios Spyridon for a period of one year at a rate of $4,500 per day, with a renewal option to extend the term of the charter for two additional one-year periods at a rate of $4,500 per day. According to the supplement contract sign on October 8, 2009, Yongchen in-charter Agios Spyridon at a rate of $3,000 per day for the period from July 2009 to June 2010. Subsequent to December 31, 2009, on March 31, 2010, the contract was terminated without penalty.

(d) Hengzhou has entered into agreements to acquire Rong Sheng and Rong Da in exchange for shares of common stock with a fair market value equal to the purchase price, which is defined as the lower of the build cost or the vessel’s net realizable value as determined by an independent appraiser. Construction of Rong Sheng and Rong Da has ceased. The Company is unable to determine at this time when construction will resume.

(e) On February 6, 2009, Rong Yang International Shipping Limited changed its name to Rong Shun International Shipping Limited (“Rong Shun”). Rong Shun currently has no vessels.

(f) Rongzhong Enterprise Management Consulting (Shanghai) Co., Ltd. (“Rongzhong”) was incorporated as a wholly foreign invested entity on October 14, 2008 under the law of the People’s Republic of China (“PRC”).

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

          On March 31, 2008, the Company entered into the Share Exchange Agreement pursuant to which it issued 24,525,994 shares of its common stock in exchange for all of the capital stock of Yongchen and Hengzhou. On March 31,

2008, the share exchange transaction was completed and it constituted a reverse takeover transaction. Accordingly, the purchase method under reverse takeover accounting is adopted for the preparation of these consolidated financial statements. As a result, the consolidated financial statements are issued under the name of Sino Shipping (the legal acquirer), but are a continuation of the consolidated financial statements of Yongchen and Hengzhou (the accounting acquirers).

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

Due from charterers, net

          Due from charterers, net includes accounts receivable from charters net of the provision for doubtful accounts. At each balance sheet date, the Company provides for the provision based on a review of all outstanding charter receivables and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, charterer’s historical payment history, its current credit-worthiness and current economic trends. As of December 31, 2009 and 2008, the Company had no reserve as it has deemed the entire balance to be fully collectible.

Prepayment of vessel components

          The Company has a contract for purchase of vessel components. Prepayment of vessel components at December 31, 2009 and 2008 represents advances made under this contract, which upon receipt of delivery are classified as vessel components. The Company has written down prepayment of vessel components to equal the difference between the carrying value of the underlying vessel components and the estimated fair value of the vessel components based on market conditions. Write downs recorded for the years ended December 31, 2009 and 2008 were $382,821 and nil, respectively.

Vessels and vessel components

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

          The carrying value of the vessels are evaluated when events or circumstances indicate that there has been a possible impairment in value, which would occur in the fiscal period when the net carrying value was no longer expected to be recovered from future estimated cash flows. Such evaluations include a comparison of current and anticipated operating cash flows, an assessment of future operations and other relevant factors. To the extent that the carrying value of the vessels exceed their undiscounted estimated future cash flows, the vessels would be written down to its fair value.

          For the year ended December 31, 2009 and 2008, impairment charges of nil and $2,624,628 were recorded for vessels based on the evaluation described above, respectively.

          Vessel component inventories represent components that are either used in the construction or repair of the Company’s vessels or, if not used, are resold. Vessel component inventories are stated at cost less any write downs to estimated fair market value based on market conditions. Vessel component inventory write downs recorded for the years ended December 31, 2009 and 2008 were $2,196,533 and nil, respectively.

Property and equipment

          Property and equipment are recorded at cost, less accumulated depreciation and amortization. Costs include the prices paid to acquire or construct the assets, including capitalized interest during the construction period, and any expenditures that substantially extend the useful life of an existing asset.

          Depreciation is provided on straight-line basis over the estimated useful lives of property and equipment, which are approximately 3 to 5 years.

Impairment of long-lived assets

          In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Subtopic 360-10, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated from the use and ultimate disposition of the assets. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Dry-docking provisions

In order to preserve the quality of the Company’s vessels, and to comply with international shipping standards and environmental laws and regulations, management believes it is necessary to adhere to a maintenance program of regularly scheduled dry-docking of the vessels. Each vessel will undergo a dry-docking at least two times every five years. The Company defers the costs associated with the dry-dockings as they occur and amortizes these costs on a straight-line basis over the period between dry-dockings. Costs deferred as part of the dry-docking include actual costs incurred at the drydock yard and parts and supplies used. In October 2009, Nan Jing was dry-docked and incurred dry-docking costs of $229,651, of which $64,445 remains outstanding at December 31, 2009. Amortization expense for dry-docking for the years ended December 31, 2009 and 2008 was $15,310 and nil, respectively.

Segment reporting

          The Company reports financial information and evaluates its operations by charter revenues. Each of the Company’s vessels serve the same type of customer, have similar operations and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, the Company has determined that it operates in one reportable segment, namely the transportation of various cargoes with its fleet of vessels.

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

          The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), codified as ASC Subtopic 740-10-25 (“ASC 740-10-25”). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

          As of and during the years ended December 31, 2009 and 2008, the Company did not have a liability for any unrecognized tax benefits.

Functional Currency

          The consolidated results of operations and financial position of the Company are determined using United States dollars as the functional currency.

Estimates

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include impairment charges for long-lived assets, useful lives of vessels, and useful lives of property and equipment. Actual results could differ from such estimates.

Fair value of financial instruments

          The carrying amounts reported in the consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

          SFAS No. 157, “Fair Value Measurements,” as codified in FASB ASC Topic 820 (“ASC 820”) specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

          Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

          Level 2 Inputs – Inputs, other than the quoted prices, in active markets that are observable either directly or indirectly.

          Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

          The Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value on a recurring basis.

Loss/earnings per common share

          Loss/earnings per share is based on the weighted average number of common shares outstanding for the period presented. At March 31, 2008, the Company issued a warrant that represented the right to purchase 366,798 shares of common stock at an exercise price of $0.25 per share. The warrant exprires on March 31, 2018.

          Basic loss/earnings per commin share is calculated by dividing the net loss/earnings by the weighted average common stock outstanding. Diluted loss/earnings per common share is calculated similarly, except that it reflects the potential dilution from the exercise of the common stock warrant outstanding.

Dividends

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

Reclassifications

          Certain reclassifications have been made to balances in the prior year consolidated financial statements to conform to the current year presentation. The reclassifications have no impact on the Company’s net income for the prior year.

4. RECENTLY ISSUED ACCOUNTING STANDARDS

          In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141R”), as codified in ASC Topic 805 (“ASC 805”). The objective of ASC 805 is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish this, ASC 805 establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is effective for fiscal years beginning on or after December 15, 2008. The Company’s adoption of ASC 805 did not have a material impact on its consolidated financial statements. ASC 805 will have an impact on accounting for any future business combinations by the Company.

          In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”), as codified in FASB ASC Subtopic 810-10, “Consolidation” (“ASC 810-10”). ASC 810-10 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. Additionally, ASC 810-10 revises the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement and also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. ASC 810-10 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company’s adoption of ASC 810-10 did not to have a material impact on the consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which is codified as FASB ASC Topic 825, “Financial Instruments” (“ASC 825”). ASC 825 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” now codified in ASC 825, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This issuance also amends APB Opinion No. 28, “Interim Financial Reporting” now codified in FASB Topic 270 “Interim Reporting” (“ASC 270”), to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1, now codified in ASC 825, were effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The issuance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, it requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 825 did not have a material impact on the consolidated financial statements.

          In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and FAS 124-2”), which are codified in ASC 320. FSP FAS No. 115-2 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guaidance did not have a significant impact on the consolidated financial statements.

          In April 2009, the FASB released FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”), now codified in ASC Topic 820 (“ASC 820”). This issuance provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. ASC 820 was effective for interim periods ending after June 15, 2009, and the adoption of ASC 820 did not have a significant impact on the consolidated financial statements.

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), as codified in FASB ASC Topic 855 (“ASC 855”). ASC 855 established standards of accounting for and disclosures of subsequent events which occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 requires the disclosure of the date through which the subsequent events have been evaluated as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. This guidance is effective for periods ending after June 15, 2009. In February 2010, the FASB amended the subsequent events guidance issued in May 2009 to remove the requirement for SEC filers to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendment is effective upon issuance. The adoption of this guidance did not have an impact on the Company’s consolidated financial condition or results of operations.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) as codified in FASB ASC 810, “Consolidation” (“ASC 810”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal 2010. The Company is still assessing whether ASC 810 will have a material impact on the Company’s financial position, results of operations or cash flows.

          In June 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), as codified in FASB ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 established the FASB Accounting Standards Codification (“the Codification”) as the sources for authoritative U.S. GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards under U.S. GAAP for nongovernmental entities. ASC 105 was effective for interim and annual periods ending after September 15, 2009. Accordingly, upon the adoption of SFAS 168, now codified as ASC 105, effective September 1, 2009, the Company began to reference the new Codification as the sole source of authoritative literature when referring to U.S. GAAP in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and all subsequent public filings.

The Codification is not intended to nor does it change existing U.S. GAAP and adoption will not have any impact on the Company’s financial position, results of operations or cash flows.

5. VESSELS AND VESSEL COMPONENTS, NET

Vessels and vessel components consist of the following:	December 31,
	2009	2008

Vessels
Cost	$6,420,364	$17,920,364
Accumulated depreciation	(1,756,602)	(1,695,736)

	4,663,762	16,224,628
Impairment loss	(787,144)	(2,624,628)

Net book value at end of the year	3,876,618	13,600,000

Vessel components
Vessel components	7,796,533	7,796,533
Write down to market value	(2,196,533)	—

Net book value at end of the year	5,600,000	7,796,533
Vessels and vessel components, net	$9,476,618	$21,396,533

          Depreciation expense relating to vessels for the years ended December 31, 2009 and 2008 was $573,269 and $791,107, respectively.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:	December 31,
	2009	2008

Property and equipment
Cost	$22,007	$22,007
Accumulated depreciation	(7,715)	(2,108)

Property and equipment, net	$14,292	$19,899

          Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2009 and 2008 was $5,607 and $2,108, respectively.

7. NOTE RECEIVABLE ON SALE OF VESSEL

          Based on a sales agreement entered into on June 29, 2009, Hengzhou International Shipping Limited sold one of its vessels, Heng Zhou, to an unrelated third party on July 18, 2009 for $8,051,292 in exchange for $200,000 in cash and a note for the balance due March 31, 2010. The note is non-interesting bearing and is secured by the vessel. Subsequent to year end, on April 1, 2010, the payment terms of the note was extended as follows:

Due Date	Amount

December 31, 2010	$4,000,000
December 31, 2011	3,851,292

Total	$7,851,292

8. ACCRUED EXPENSES AND OTHER PAYABLES

          Accrued expenses and other payables consist of the following:

	December 31,
	2009	2008

Professional fees	$91,791	$102,753
Accrued insurance	15,813	—
Other payables	33,826	1,282

Total	$141,430	$104,035

9. LONG TERM BANK LOAN

          Long term bank loan consists of the following:

	December 31,
	2009	2008

$1,200,000 principal bank loan	$—	$309,000
Current portion	—	(309,000)

	$—	$—

          The bank loan of $1,200,000 was raised by Yongchen on September 6, 2006. Repayments commenced from October 31, 2006 and ended on September 30, 2009. While it was outstanding, the loan incurred interest at the rate of 7.25% per annum and was secured by the following:

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

          The term loan agreement provided that if at any time the aggregate fair value of the Company’s vessel that secured the obligations under the loan agreement are less than 130% of the outstanding loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage.

10. SHARE CAPITAL

	No. of Shares	Amount

Authorized:
Common stock at $0.0001 par value per share	100,000,000
Preferred stock at $0.0001 par value per share	10,000,000

At December 31, 2009 and 2008	110,000,000

Issued and outstanding:
At January 1, 2007	107,208	$11
Shares issued for acquisition of Yongchen and Hengzhou (Note 3)	24,525,994	2,452
Non-cash compensation (Note 11)	150,000	15
Shares issued (a)	44,730	4

At December 31, 2008	24,827,932	$2,482

At December 31, 2009	24,827,932	$2,482

          (a) On October 7, 2008, the Company sold 44,730 shares of its common stock at a price of $4 per share to non “U.S. persons” for a total cash consideration of $178,920. The sale was made pursuant Regulation S with the proceeds being used to fund the Company’s operations.

11. NON-CASH COMPENSATION

          On July 31, 2008, the Company issued 150,000 shares of its common stock to a consultant pursuant to a three-year consulting agreement dated July 1, 2008. The fair value of the stock at the issuance date is equal to the closing stock price on that date which amounted to $525,000. For the year ended December 31, 2009 and 2008, $175,000 and $87,500 were recorded as non-cash compensation expenses, respectively, and the remaining balance of $262,500 and $437,500 as prepaid expenses as of December 31, 2009 and 2008, respectively.

12. INSURANCE COST

          The Company maintains two kinds of marine insurance:

          Hull and machinery insurance - This insurance includes coverage for damage to a vessel’s hull and machinery in a collision or from basic perils of the sea. The coverage includes the risk of actual or constructive total loss of the Company’s vessels. Each vessel is insured for at least its fair market value, with a deductible that, depending on the vessel, is either a fixed amount or the greater of a fixed amount or a percentage of the actual loss incurred.

          Protection and indemnity insurance - This insurance includes coverage for oil pollution, damage to docks and other installations, and coverage against third-party liabilities encountered in our commercial operations, including loss or damage of goods. It also includes coverage for the death, injury or illness of the Company’s crew, and for the costs of towage, salvage and other fees, including debris removal.

          Insurance coverage and related insurance premiums for the respective years are as follows:

	For the Year Ended December 31,
	2009		2008

Insurance	Coverage	Premium	Coverage	Premium

Hull insurance	$3,764,515	$63,059	$15,800,000	$144,541
Protection & indemnity insurance	17,000,000	9,602	21,500,000	138,719

Total		$72,661		$283,260

13. COMMITMENTS

          (a) Yongchen is committed under a charter party agreement with Zhejiang Jiao Long Maritime Engineering Co., Ltd., which expires on September 4, 2010, to supply the vessel, Qiao Yin, on a full-time basis for a fixed daily charter rate of $2,200 per day. The charter party agreement obligates Yongchen, as the case may be, to certain performance criteria over the terms of the agreements.

          As of December 31, 2009, based on 100% utilization, the minimum future revenues to be received on committed time charter party agreements were approximately:

Year	Amount

2010	$536,800

          (b) On November 15, 2007, Hengzhou was committed under charter party agreement with Pesco Oil Storage Corp. to supply the vessel, Heng Zhou, for a period of five years at a rate of $7,500 per day. On March 28, 2009, the two parties amended the agreement to provide for an adjusted period of three years at an adjusted rate of $5,000 per day. The agreement was terminated by mutual agreement on June 1, 2009, without penalty. On June 28, 2009, Hengzhou entered into a sale agreement with an independent third party to sell vessel, Heng Zhou. The transaction was completed when the vessel was delivered on July 18, 2009.

          (c) On January 4, 2008, Yongchen entered into a time charter contract with Yong Heng Shipping Limited to in-charter Heng Shun for a period of three years at a rate of $28,000 per day. The time charter contract was terminated early by mutual agreement in January 2009, without penalty.

          (d) On August 1, 2008, Yongchen entered into a time charter contract with KriKor Maritime S.A. to in-charter the vessel Agios Spyridon (formerly known as Hui Ming) for a period of one year at a rate of $4,500 per day. On October 8, 2009, the parties amended the contract to provide for an adjusted rate of $ 3,000 per day. On March 31, 2010, the contract was terminated without penalty.

          (e) On March 31, 2008, Hengzhou and the Company entered into Ship Contribution Agreements pursuant to which Hengzhou will acquire two vessels - Rong Sheng and Rong Da (see Note 14).

14. RELATED PARTY TRANSACTIONS

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

          On March 31, 2008, the Company entered into a Ship Contribution Agreement with Hengzhou and Yongzheng International Shipping Limited (“YISL”), a subsidiary of Yongzheng, pursuant to which YISL will contribute the vessel Rong Da to Hengzhou in exchange for that number of shares of the Company’s common stock with a Fair Market Value (as defined in the agreement) equal to the vessel purchase price. On March 31, 2008, the Company entered into a Ship Contribution Agreement with Hengzhou and Huisheng International Shipping Limited (Huisheng), a subsidiary of Yongzheng, pursuant to which Huisheng will contribute the vessel Rong Sheng to Hengzhou in exchange for that number of shares of the Company’s common stock with a Fair Market Value (as defined in the agreement) equal to the vessel purchase price. Under both agreements, the vessel’s purchase price equals the vessel’s net realizable value at the date the vessel is accepted for delivery by Hengzhou, as determined by an independent appraiser chosen by the Company’s non-employee directors (or as otherwise agreed by FHCP and the Company), or its total build cost, whichever is lower.

          Shanghai Rongyu International Consulting, Ltd., a subsidiary of Yongzheng, provided labor services and motor vehicle services to the Company and charged the Company labor costs of $85,998 and $51,682, and motor vehicle expenses of $33,034 and $14,642 for the years ended December 31, 2009 and 2008, respectively.

          The Company generates nearly all its revenues in U.S. dollars and makes deposits into bank accounts denominated in U.S. dollars. However, the Company incurs some of its costs and expenses in other currencies, including Renminbi (“RMB”), the currency of the PRC. Due from related party of $270,000 at December 31, 2009 represents funds transferred to Yongzheng for conversion to RMB to pay for certain costs and expenses on behalf of the Company.

          The Company has a ship management agreement for its vessels with Rong Da International Shipping Management Limited, a subsidiary of YISL, to provide crew members, technical management and related services. The agreement requires the Company to pay monthly ship management fees of $1,500 per vessel plus the actual cost of vessel operations. The term of the agreement is for one year and is renewed annually. Total fees paid in 2009 and 2008 were $59,995 and $62,327, respectively.

          On December 10, 2009, the Company entered into a two-year agreement with Shanghai Rongyu Investment Consultanting, Co., Ltd., a subsidiary of Yongzheng, to lease approximately 1,442 square feet of office space located at Gaoyang Building in Shanghai, China, at an annual rental of $14,340. Prior to December 10, 2009, the Company leased another office from Shanghai Yongzheng Marine Co., Ltd. located at Hi-Shanghai 8th Building in Shanghai, China. Total rents paid to Shanghai Yongzheng Marine Co., Ltd. for the years ended December 31, 2009 and 2008 were $66,378 and $49,377, respectively.

15. CONCENTRATION OF CREDIT RISK

          Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

          The following table represents certain information about the Company’s charterers which individually accounted for more than 10% of the Company’s gross time charter revenue during the years indicated:

	% of Consolidated Time Charter Revenue
Charterer	2009	2008

Link Chance International Limited	48.3%	16.9%
Great Morning Shipping Co., Ltd.	18.2%	10.5%
Zhejiang Jiao Long Maritime Engineering Co., Ltd.	15.4%	2.9%
Pesco Oil Storage Corp.	10.2%	10.0%
Joinocean Logistics Inc.	—	31.9%
Qingdao Wintime International Transportation Co., Ltd.	—	25.1%

NOTE 16. SUBSEQUENT EVENT

          On April 2, 2010, in connection with the put right granted to FHCP for 250,000 shares at $1.70 per share (Note 1), FHCP has advised the Company that they are exercising their put right seeking $425,000 that they believe commenced on April 2, 2010. The Company continues to believe that such put right is not exercisable until April 2, 2011. FHCP and the Company have been in discussions but no resolution has been reached. The ultimate outcome of this disagreement cannot presently be determined.