Form 10-Q
period 2010-03-31
SINO SHIPPING HOLDINGS INC.
filed 2010-05-24
CIK 312258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ________________________________

Commission file number 0-9064

Sino Shipping Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-0789885

(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

2L, Gaoyang Building, No. 815 Dong Da Ming Road, Shanghai, China 200082

(Address of principal executive offices)

86-21-5161-5722

(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          ☐ Yes    ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐    No ☒

There were 24,827,932 shares of the registrant’s common stock outstanding as of May 21, 2010.

SINO SHIPPING HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The condensed consolidated financial statements are expressed in U.S. dollars. In this report, references to “dollars,” “U.S. $” or “$” are to United States dollars.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,145	$10,609
Due from charterers, net	—	117,192
Due from related party	965,268	270,000
Note receivable from sale of vessel	4,000,000	4,000,000
Prepaid expenses	218,750	397,500
Deferred expenses	281,202	—
Prepayment of vessel components, net	1,310,000	1,310,000

Total current assets	6,785,365	6,105,301

NONCURRENT ASSETS:
Property and equipment, net	12,889	14,292
Deferred dry-docking fee	191,375	214,341
Vessels and vessel components, net	9,373,136	9,476,618
Note receivable from sale of vessel, net of current portion	3,851,292	3,851,292
Security deposits	1,552	1,552

TOTAL ASSETS	$20,215,609	$19,663,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$398,856	$98,261
Accrued expenses and other payables	208,062	141,430
Deferred revenue	489,098	—

Total current liabilities	1,096,016	239,691

TOTAL LIABILITIES	1,096,016	239,691

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized, none issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized, 24,827,932 shares issued and outstanding at March 31, 2010 and December 31, 2009	2,482	2,482
Additional paid-in capital	15,124,002	15,124,002
Retained earnings	3,993,109	4,297,221

TOTAL SHAREHOLDERS’ EQUITY	19,119,593	19,423,705

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,215,609	$19,663,396

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended

	March 31, 2010	March 31, 2009

REVENUES:	$198,000	$725,039

OPERATING EXPENSES:
Vessels operating expenses	267,887	694,401
Depreciation	104,885	182,189
General and administrative expenses	129,003	196,771

TOTAL OPERATING EXPENSES	501,775	1,073,361

OPERATING (LOSS)/INCOME	(303,775)	(348,322)

OTHER EXPENSES:
Bank charges	337	479
Interest expense	—	3,565

NET OTHER EXPENSE	337	4,044

NET (LOSS)/INCOME	$(304,112)	$(352,366)

(Loss) per common share, basic	$(0.01)	$(0.01)

(Loss) per common share, diluted	$(0.01)	$(0.01)

Weighted average shares outstanding, basic	24,827,932	24,827,932

Weighted average shares outstanding, diluted	24,827,932	24,827,932

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended

	March 31, 2010	March 31, 2009

OPERATING ACTIVITIES:
Net (loss)	$(304,112)	$(352,366)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	104,885	182,189
Amortization of dry-docking costs	22,966	—
Non-cash compensation	43,750	43,750
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Due from charterers	117,192	—
Due from related party	(695,268)	—
Security deposits	—	14,062
Prepaid expenses	135,000	—
Deferred expenses	(281,202)	—
Accounts payable	300,595	—
Accrued expenses and other payables	66,632	(72,195)
Deferred revenue	489,098	—

Net cash (used in) operating activities	(464)	(184,560)

FINANCING ACTIVITIES:
Borrowings from affiliate	—	207,322
Principal payments on bank loan	—	(99,000)

Net cash provided by financing activities	—	108,322

Net decrease in cash	(464)	(76,238)
Cash and cash equivalents, beginning of period	10,609	111,750

Cash and cash equivalents, end of period	$10,145	$35,512

See notes to consolidated financial statements.

SINO SHIPPING HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended

	March 31, 2010	March 31, 2009

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$3,565

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

          Below is the list of the Company’s wholly-owned subsidiaries and related vessel information as of March 31, 2010:

Wholly-owned Subsidiaries	Vessels acquired/ In-chartered	Flag	Year Built	Deadweight Tons

Nanjing Maritime Limited	Nan Jing (a)	Belize	1984	7,500
Yongchen International Shipping Limited	Agios Spyridon (b)	Sierra Leone	1984	7,500
	Qiao Yin	Panama	1991	2,850
Hengzhou International Shipping Limited (c)	Rong Sheng	Marshall Islands	Yet to be constructed (c)	12,800
	Rong Da	Hong Kong	Yet to be constructed (c)	12,800
Rong Shun International Shipping Limited (d)	—	—	—	—
Rongzhong Enterprise Management Consulting (Shanghai) Co., Ltd. (e)	—	—	—	—

(a)     Formerly known as Long Xin. In 2008, Long Xin was transferred by Yongchen to a newly-formed Hong Kong subsidiary, Nanjing Maritime Limited, and the vessel was re-named “Nan Jing.” Nan Jing was suspended from operations in the first quarter of 2009, and resumed operations in the second quarter of 2009.

(b)     On January 1, 2008, Yongchen entered into a time charter contract to in-charter Hui Ming for a period of three years for $6,000 per day. On July 25, 2008, Huiming International Shipping Limited sold the vessel Hui Ming to Krikor Maritime S.A. (“Krikor”) and the vessel Hui Ming was renamed “Agios Spyridon.” The contract with Huiming International Shipping Limited was terminated effective July 26, 2008. On August 1, 2008, Yongchen entered into a time charter contract with Krikor to in-charter Agios Spyridon for a period of one year at a rate of $4,500 per day, with a renewal option to extend the term of the charter for two additional one-year periods at a rate of $4,500 per day. According to the supplement contract signed on October 8, 2009, Yongchen in-chartered Agios Spyridon at a rate of $3,000 per day for the period from July 2009 to June 2010. On March 31, 2010, the contract was terminated without penalty.

(c)     Hengzhou has entered into agreements to acquire Rong Sheng and Rong Da in exchange for shares of common stock with a fair market value equal to the purchase price, which is defined as the lower of the build cost or the vessel’s net realizable value as determined by an independent appraiser. Construction of Rong Sheng and Rong Da has ceased. The Company is unable to determine at this time when construction will resume.

(d) On February 6, 2009, Rong Yang International Shipping Limited changed its name to Rong Shun International Shipping Limited (“Rong Shun”). Rong Shun currently has no vessels.

(e)     Rongzhong Enterprise Management Consulting (Shanghai) Co., Ltd. (“Rongzhong”) was incorporated as a wholly foreign invested entity on October 14, 2008 under the law of the People’s Republic of China (“PRC”).

2. ACCOUNTING POLICIES

Basis of accounting and presentation

          The accompanying unaudited consolidated financial statements include the accounts of Sino Shipping Holdings Inc. and its wholly-owned subsidiaries, Nanjing Maritime Limited, Yongchen International Shipping Limited, Hengzhou International Shipping Limited, Rong Shun International Shipping Limited and Rongzhong Enterprise Management Consulting (Shanghai) Co., Ltd. All significant intercompany balances and transactions were eliminated upon consolidation.

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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and the rules and regulations of the SEC (“Securities and Exchange Commission”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

          The accompanying unaudited consolidated financial statements include all adjustments that management considers necessary for a fair presentation of its consolidated financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

Revenue and expense recognition

          The Company’s revenues are generated from time charter agreements and voyage charter agreements. Voyage charter revenue from cargo freight billings are recognized in full as of the date on which the vessels complete their voyages. A voyage is deemed to commence upon the complete discharge of the vessel’s previous cargo and is deemed to end upon the complete discharge of the vessel’s current cargo. A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily hire rate. In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are borne by the Company.

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

          Deferred revenue consists of advanced billings on voyage charters prior to the dates on which the vessels complete their voyages. Deferred expenses consist of expenses incurred on voyage charters prior to the dates on which the vessels complete their voyages.

Cash and cash equivalents

          The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. The carrying value of cash and cash equivalents approximates its fair value.

Due from charterers, net

          Due from charterers, net includes accounts receivable from charters net of the provision for doubtful accounts. At each balance sheet date, the Company provides for the provision based on a review of all outstanding charter receivables and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, charterer’s historical payment history, its current credit-worthiness and current economic trends. As of March 31, 2010, the Company had no reserve because there is nothing due from charterers.

Prepayment of vessel components

          The Company has a contract for purchase of vessel components. Prepayment of vessel components at March 31, 2010 and December 31, 2009 represents advances made under this contract, which upon receipt of delivery are classified as vessel components. The Company has written down prepayment of vessel components to equal the difference between the carrying value of the underlying vessel components and the estimated fair value of the vessel components based on market conditions. Reserve for write down to market as of March 31, 2010 and December 31, 2009 amounted to $382,821 and $382,821, respectively.

Vessels and vessel components

          Each vessel is recorded at its cost, which consists of the vessel deposits, purchase price, acquisition and delivery costs. Deposits, installment payments, interest, financing costs, construction design, supervision costs and other pre-delivery costs incurred during the construction period for a vessel under construction are recorded as vessel deposits.

Depreciation is provided on straight-line basis over the estimated useful life of each vessel, which is approximately 30 years when placed in service.

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

          For the three months periods ended March 31, 2010 and 2009, no impairment charges were recorded for vessels based on the evaluation described above.

          Vessel component inventories represent components that are either used in the construction or repair of the Company’s vessels or, if not used, are resold. Vessel component inventories are stated at cost less any write downs to estimated fair market value based on market conditions. No vessel component inventory write downs were recorded for the three months ended March 31, 2010 and 2009.

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

Impairment of long-lived assets

          In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) Subtopic 360-10, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated from the use and ultimate disposition of the assets. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.

Dry-docking provisions

          In order to preserve the quality of the Company’s vessels, and to comply with international shipping standards and environmental laws and regulations, management believes it is necessary to adhere to a maintenance program of regularly scheduled dry-docking of the vessels. Each vessel will undergo a dry-docking at least two times every five years. The Company defers the costs associated with the dry-dockings as they occur and amortizes these costs on a straight-line basis over the period between dry-dockings. Costs deferred as part of the dry-docking include actual costs incurred at the drydock yard and parts and supplies used. In October 2009, Nan Jing was dry-docked and incurred dry-docking costs of $229,651, of which $49,796 remains outstanding at March 31, 2010. Amortization expense for dry-docking for the three months period ended March 31, 2010 and 2009 was $ 22,965 and nil, respectively.

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

          The Company did not identify any assets and liabilities that are required to be presented on the balance sheets at fair value on a recurring basis.

Earnings per share

          Earnings per share are based on the weighted average number of shares of common stock outstanding for the period presented. At March 31, 2008, the Company issued a warrant that represented the right to purchase 366,798 shares of common stock at an exercise price of $0.25 per share. The warrant exprires on March 31, 2018.

          Basic earnings per share is calculated by dividing net earnings available to common stock by the weighted average common stock outstanding. Diluted earnings per share is calculated similarly, except that it reflects the potential dilution from the exercise of the common stock warrant outstanding.

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS

          In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 amends FASB ASC Topic 820, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements. This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). The update is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

          In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 amends FASB ASC Topic 855-10, “Subsequent Events”, to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements. The update will not have a material impact on the Company’s consolidated results of operations or financial position.

4. VESSELS AND VESSEL COMPONENTS, NET

          Vessels and vessel components consist of the following:

	March 31, 2010	December 31, 2009

Vessels
Cost	$6,420,364	$6,420,364
Accumulated depreciation	(1,860,084)	(1,756,602)

	4,560,280	4,663,762
Impairment loss	(787,144)	(787,144)

Net book value at end of the period	3,773,136	3,876,618

Vessel components
Vessel components	7,796,533	7,796,533
Write down to market value	(2,196,533)	(2,196,533)

Net book value at end of the period	5,600,000	5,600,000

Vessels and vessel components, net	$9,373,136	$9,476,618

          Depreciation expense relating to vessels for the three months periods ended March 31, 2010 and 2009 was $103,482 and $180,789, respectively.

5. PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

	March 31, 2010	December 31, 2009

Property and equipment
Cost	$22,007	$22,007
Accumulated depreciation	(9,118)	(7,715)

Property and equipment, net	$12,889	$14,292

          Depreciation and amortization expense relating to property and equipment for the three months periods ended March 31, 2010 and 2009 was $1,403 and $1,400, respectively.

6. NOTE RECEIVABLE ON SALE OF VESSEL

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

Due Date	Amount

December 31, 2010	$4,000,000
December 31, 2011	3,851,292

Total	$7,851,292

7. ACCRUED EXPENSES AND OTHER PAYABLES

          Accrued expenses and other payables consist of the following:

	March 31, 2010	December 31, 2009

Professional fees	$93,316	$91,791
Insurance	9,686	15,813
Wages payable	70,522	—
Other payables	34,538	33,826

Total	$208,062	$141,430

8. SHARE CAPITAL

	No. of Shares	Amount

Authorized:
Common stock at $0.0001 par value per share	100,000,000
Preferred stock at $0.0001 par value per share	10,000,000

At March 31, 2010 and December 31, 2009	110,000,000

Issued and outstanding:
At January 1, 2010	24,827,932	$2,482

At March 31, 2010	24,827,932	$2,482

9. NON-CASH COMPENSATION

          On July 31, 2008, the Company issued 150,000 shares of its common stock to a consultant pursuant to a three-year consulting agreement dated July 1, 2008. The fair value of the stock at the issuance date is equal to the closing stock price on that date which amounted to $525,000. For the three months periods ended March 31, 2010 and 2009, $43,750 and $43,750 were recorded as non-cash compensation expenses, respectively. The remaining balance of $218,750 and $262,500 was recorded as prepaid expenses as of March 31, 2010 and December 31, 2009, respectively.

10. COMMITMENTS

          (a) Yongchen is committed under a charter party agreement with Zhejiang Jiao Long Maritime Engineering Co., Ltd., which expires on September 4, 2010, to supply the vessel, Qiao Yin, on a full-time basis for a fixed daily charter rate of $2,200 per day. The charter party agreement obligates Yongchen, as the case may be, to certain performance criteria over the term of the agreement.

          As of March 31, 2010, based on 100% utilization, the minimum future revenues to be received on committed time charter party agreements was approximately:

Year	Amount

2010	$338,800

          (b) On November 15, 2007, Hengzhou was committed under charter party agreement with Pesco Oil Storage Corp. to supply the vessel, Heng Zhou, for a period of five years at a rate of $7,500 per day. On March 28, 2009, the two parties amended the agreement to provide for an adjusted period of three years at an adjusted rate of $5,000 per day. The agreement was terminated by mutual agreement on June 1, 2009, without penalty. On June 28, 2009, Hengzhou entered into a sale agreement with an independent third party to sell the vessel Heng Zhou. The transaction was completed when the vessel was delivered on July 18, 2009.

          (c) On January 4, 2008, Yongchen entered into a time charter contract with Yong Heng Shipping Limited to in-charter Heng Shun for a period of three years at a rate of $28,000 per day. The time charter contract was terminated early by mutual agreement in January 2009, without penalty.

          (d) On August 1, 2008, Yongchen entered into a time charter contract with KriKor Maritime S.A. to in-charter the vessel Agios Spyridon (formerly known as Hui Ming) for a period of one year at a rate of $4,500 per day. On October 8, 2009, the parties amended the contract to provide for an adjusted rate of $3,000 per day. On March 31, 2010, the contract was terminated without penalty.

          (e) On March 31, 2008, Hengzhou and the Company entered into Ship Contribution Agreements pursuant to which Hengzhou will acquire two vessels - Rong Sheng and Rong Da. Construction on Rong Sheng and Rong Da has ceased (see Notes 1 and 11).

11. RELATED PARTY TRANSACTIONS

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

          Shanghai Rongyu International Consulting, Ltd., a subsidiary of Yongzheng, provided labor services to the Company and charged the Company labor costs of $32,389 and $20,784, and motor vehicle expenses of nil and $8,777 for the three months periods ended March 31, 2010 and 2009, respectively.

          The Company generates nearly all its revenues in U.S. dollars and makes deposits into bank accounts denominated in U.S. dollars. However, the Company incurs some of its costs and expenses in other currencies, including Renminbi (“RMB”), the currency of the PRC. Due from related party of $965,268 and $270,000 at March 31, 2010 and December 31, 2009, respectively, represents funds transferred to Yongzheng for conversion to RMB to pay for certain costs and expenses on behalf of the Company.

          The Company has a ship management agreement for its vessels with Rong Da International Shipping Management Limited, a subsidiary of YISL, to provide crew members, technical management and related services. The agreement requires the Company to pay monthly ship management fees of $1,500 to $2,333 per vessel plus the actual cost of vessel operations. The term of the agreement is for one year and is renewed annually. Total fees paid for the three months periods ended March 2010 and 2009 were $11,499 and $18,498, respectively.

          On December 10, 2009, the Company entered into a two-year agreement with Shanghai Rongyu Investment Consulting, Co., Ltd., a subsidiary of Yongzheng, to lease approximately 1,442 square feet of office space located at Gaoyang Building in Shanghai, China, at an annual rental of $14,340. Prior to December 10, 2009, the Company leased another office from Shanghai Yongzheng Marine Co., Ltd. located at Hi-Shanghai 8th Building in Shanghai, China. Total rents paid for the three month periods ended March 31, 2010 and 2009 were $3,105 and $35,708, respectively.

12. CONCENTRATION OF CREDIT RISK

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

          The following table represents certain information about the Company’s charterers which individually accounted for more than 10% of the Company’s gross time charter revenue during the periods indicated:

	% of Consolidated Time Charter Revenue For the Three Months Ended March 31,

Charterer	2010	2009

Great Morning Shipping Co., Ltd.	—	41.66%
Zhejiang Jiao Long Maritime Engineering Co., Ltd.	100%	27.31%
Pesco Oil Storage Corp.	—	31.03%

13. SUBSEQUENT EVENT:

          In connection with the Share Exchange Agreement (Note 1), the Company entered into an Investor Rights Agreement with FHCP pursuant to which, among other things, the Company granted FHCP the right to put up to 250,000 of its shares of the company’s stock to the Company at a price of $1.70 (as adjusted for stock splits, stock dividends and the like). On April 2, 2010, FHCP advised the Company that they exercised their put right for all 250,000 shares for a total exercise price of $425,000. The Company continues to believe that such put right is not exercisable until April 2, 2011. FHCP and the Company have been in discussions to resolve the matter, but no resolution has been reached. The ultimate outcome of this disagreement cannot presently be determined.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with the financial statements and the notes to those statements included in this Form 10-Q. This discussion contains, in addition to historical information, “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. Words such as “believes,” “anticipates,” “expects,” “intends,” “may,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements are not guarantees of future performance. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of, or demand for, minor bulk commodities, either globally or in particular regions; greater than anticipated levels of vessel newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; the availability to us of suitable vessels for acquisition or chartering-in on terms we deem favorable; our ability to attract and retain customers; and the risks described under “Risk Factors” in our Annual Report Form 10-K for the year ended December 31, 2009, or in other documents which we file with the Securities and Exchange Commission (“SEC”). We assume no obligation to update or revise any forward-looking statements.

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

          In connection with the Share Exchange, we entered into a Ship Contribution Agreement, dated March 31, 2008, with Hengzhou and Yongzheng International Shipping Limited (“YISL”), a wholly-owned subsidiary of Yongzheng, pursuant to which YISL will contribute the vessel “Rong Da” to Hengzhou in exchange for that number of shares of our common stock with a Fair Market Value (as defined in the agreement) equal to the vessel purchase price. We also entered into a Ship Contribution Agreement, dated March 31, 2008, with Hengzhou and Huisheng International Shipping Limited, a wholly-owned subsidiary of Yongzheng, pursuant to which Huisheng will contribute the vessel “Rong Sheng” to Hengzhou in exchange for that number of shares of our common stock with a Fair Market Value (as defined in the agreement) equal to the vessel purchase price. Under both agreements, the vessel purchase price equals the vessel’s net realizable value as of the date the vessel is accepted for delivery by Hengzhou, as determined by an independent appraiser chosen by our non-employee directors (or as otherwise agreed by FHCP and us), or its total build cost, whichever is lower. Construction of Rong Sheng and Rong Da has ceased. We are unable to determine at this time if or when construction will resume.

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

Ship Name	Flag	Year built		Type	Owned by	In-chartered by	Deadweight Tons

Nan Jing[1]	Sierra Leone	1984		General cargo	Nanjing Maritime Limited	—	7,500
Qiao Yin	Panama	1991		General cargo	Yongchen	—	2,850
Rong Sheng[2]	Marshal Islands	—	[2]	Chemical tanker	Hengzhou[2]	—	12,800
Rong Da2	Hong Kong	—	[2]	Chemical tanker	Hengzhou[2]	—	12,800

[1]

Formerly known as Long Xin. In 2008, Long Xin was transferred by Yongchen to our newly-formed Hong Kong subsidiary, Nanjing Maritime Limited, and the vessel was re-named “Nan Jing”. Nan Jing was suspended from operations in the first quarter of 2009 due to reduced demand. Nan Jing resumed operations in the second quarter.

[2]	Hengzhou has entered into Ship Contribution Agreements pursuant to which it will acquire Rong Sheng and Rong

Da in exchange for shares of common stock. Construction of Rong Sheng and Rong Da has ceased. We are unable to determine at this time if or when construction will resume.

          Our vessels are required to be dry-docked two times every five years, with a maximum of 36 months between inspections, for inspection of the underwater parts and for repairs related to inspections. The anticipated dry-docking schedule for our current operational fleet is as follows:

Ship Name	Year built	Owned by	In-chartered by	Last Dry-docked	Next Scheduled Dry-docking

Nan Jing	1984	Nanjing	—	October, 2009	To be determined
Qiao Yin	1991	Yongchen	—	November, 2005	June, 2010

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

Results of Operations

          The following table sets forth our results of operations for the periods indicated (in US dollars):

	Three months ended March 31, 2010 (Unaudited)	Three months ended March 31, 2009 (Unaudited)

Revenue	198,000	725,039
Operating expenses	501,775	1,073,361
Operating earnings	(303,775)	(348,322)
Other expenses	337	4,044
Net income	(304,112)	(352,366)

          Revenue. Our revenue was $198,000 for the three months ended March 31, 2010 compared to $725,039 for the three months ended March 31, 2009, a decrease of $527,039 or 72.69%. This decrease in revenue was mainly attributable to (i) the waiver of the time charter payments from January 2010 to March 2010 for the vessel Argios Spyridon due to the unemployment of the vessel during such months, (ii) the termination of the Heng Zhou charter agreement on June 1, 2009, (iii) the inactivity of the vessel Nan Jing in January 2010, and the non-recognition of revenue in the first quarter for the voyage of the vessel Nan Jing that began in February 2010 because the vessel’s cargo was not discharged until April 2010, and (iv) the sale of the vessel Heng Zhou on July 18, 2009.

          The breakdown between voyage and time charter revenues for each vessel is as follows:

Three months ended March 31,	Voyage Charter	Time Charter

2009	Nan Jing: $145,819 Agois Spyridon: $156,220	Qiao Yin: $198,000 Heng Zhou[1]: $225,000

2010	Nan Jing: $0	Qiao Yin: $198,000

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

          Operating expenses and operating earnings. Our operating expenses were $501,775 for the three months ended March 31, 2010 compared to $1,073,361 for the three months ended March 31, 2009, a decrease of $571,586 or 53.25%. This decrease in operating expenses was mainly attributable to (i) the unemployment of the vessel Argios Spyridon from January 2010 to March 2010, (ii) the termination of the Heng Zhou charter agreement on June 1, 2009, (iii) the inactivity of the vessel Nan Jing in January 2010 and the non-recognition of expenses in the first quarter for the voyage of the vessel Nan Jing that began in February 2010 because the vessel’s cargo was not discharged until April 2010, (iv) the sale of the vessel Heng Zhou on July 18, 2009, and (v) write down of vessel components and write down of prepayment of vessel components.

          Operating loss decreased to $(303,775) for the three months ended March 31, 2010 from an operating loss of $(348,322) for the three months ended March 31, 2009, a decline of $44,547 or 12.79%. The decrease in operating loss was primarily attributable to (i) the waiver of the time charter payments from January 2010 to March 2010 for the vessel Argios Spyridon due to the unemployment of the vessel during such months, (ii) the termination of the Heng Zhou charter agreement on June 1, 2009, (iii) the inactivity of the vessel Nan Jing in January 2010 and the non-recognition of revenue and associated expenses in the first quarter for the voyage of the vessel Nan Jing that began in February 2010 because the vessel’s cargo was not discharged until April 2010, (iv) the sale of the vessel Heng Zhou on July 18, 2009, and (v) write down of vessel components and write down of prepayment of vessel components.

          The breakdown between voyage and time charter expenses for each vessel are as follows:

Three months ended March 31,	Voyage Charter	Time Charter

2009	Nan Jing: $174,919 Agios Spyridon: $483,993	Qiao Yin: $75,850 Heng Zhou: $140,427
2010	Nan Jing: $102,872.32 Agios Spyridon: $135,000	Qiao Yin: $133,497

[1]	See footnote 1 to the chart above.

          Operating loss as a percent of revenue increased from 48.04% for the three months ended March 31, 2009 to a 153.42% operating loss as percent of revenue for the three months ended March 31, 2010. The increase was due to the significant decrease in our revenue coupled with no or small changes in our fixed expenses, general and administrative expenses, and depreciation expenses.

          The expenses for maintenance, repairs and parts to our owned vessels were as follows:

Vessel	Three months ended March 31, 2010	Three months ended March 31, 2009

Qiao Yin	$—	$—
Nan Jing	$22,965	$—
Heng Zhou	$—	$—

          Other expenses. Other expenses are comprised principally of bank charges and interest expense, which primarily reflects the finance cost of Yongchen’s bank loan. Other expenses were $337 for the three months ended March 31, 2010 and $4,044 for the three months ended March 31, 2009. As a percentage of revenue, our other expenses decreased from 5.52% for the three months ended March 31, 2009 to 0.02% for the three months ended March 31, 2010.

          Net loss. Net loss for the three months ended March 31, 2010 was $304,112, or 153.59% of revenue, compared to net loss of $352,366, or 48.6% of revenue, for the three months ended March 31, 2009. The increase in net loss as a percentage of revenue was attributable to (i) the waiver of the time charter payments from January 2010 to March 2010 for the vessel Argios Spyridon due to the unemployment of the vessel during such months, (ii) the termination of the Heng Zhou charter agreement on June 1, 2009, (iii) the inactivity of the vessel Nan Jing in January 2010 and the non-recognition of revenue and associated expenses in the first quarter for the voyage of the vessel Nan Jing that began in February 2010 because the vessel’s cargo was not discharged until April 2010, (iv) the sale of the vessel Heng Zhou on July 18, 2009, and (v) write down of vessel components and write down of prepayment of vessel components.

Liquidity and Capital Resources

          At March 31, 2010, we had cash and cash equivalents of $10,145. We did not engage in any hedging activities relating to foreign exchange, interest rates or other risks for the three months ended March 31, 2010.

          At March 31, 2010, our current assets were $6,785,365 and current liabilities were $1,096,017, resulting in a current ratio of approximately 6.19 to 1. At December 31, 2009, our current assets and current liabilities were $6,105,301 and 239,691, respectively, resulting in a current ratio of approximately 25.47 to 1.

          Net cash used in operating activities was $464 for the three months ended March 31, 2010 compared to $184,560 for the three months ended March 31, 2009. This decrease was mainly attributable to a decrease in payments of costs and expenses.

          Net cash used in financing activities was $0 for the three months ended March 31, 2010, and $108,322 for the three months ended March 31, 2009. This decrease of net cash used in financing activities was attributable to no principal payments on our bank loan in 2010.

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

          Revenue and expense recognition. Our revenues are generated from time charter agreements and voyage charter agreements. Voyage charter revenue from cargo freight billings are recognized in full as of the date on which the vessels complete their voyages. A voyage is deemed to commence upon the complete discharge of the vessel’s previous cargo, and is deemed to end upon the complete discharge of the vesell’s current cargo. A time charter involves placing a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily hire rate. Under a time charter, operating costs including crew, maintenance and insurance are typically paid by the owner of the vessel, and specified voyage costs such as fuel and port charges are paid by the charterer. There are certain other non-specified voyage expenses such as commissions which are borne by our company.

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

          Deferred revenue consists of advanced billings on voyage charters prior to the dates on which the vessels complete their voyages. Deferred expenses consist of expenses incurred on voyage charters prior to the dates on which the vessels complete their voyages.

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

          The carrying value of the vessels are evaluated when events or circumstances indicate that there has been a possible impairment in value, which would occur in the fiscal period when the net carrying value was no longer expected to be recovered from future estimated cash flows. Such evaluations include a comparison of current and anticipated operating cash flows, an assessment of future operations and other relevant factors. To the extent that the carrying value of the vessels exceeds their undiscounted estimated future cash flows, the vessel would be written down to its fair value.

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

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) as codified in FASB ASC 810, “Consolidation” (“ASC 810”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement was effective for our company beginning in fiscal 2010. The adoption of this guidance did not have an impact on our consolidated financial condition or results of operations.

          In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 amends FASB ASC Topic 820 to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level

2 and Level 3 measurements. This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). The update is not expected to have a material impact on our consolidated results of operations or financial position.

          In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 amends FASB ASC Topic 855-10, “Subsequent Events”, to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements. The update will not have a material impact on our consolidated results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

          Evaluation of Disclosure Controls and Procedures.

          An evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, because of staffing weaknesses and the other reasons described in our Annual Report on Form 10-K for the year ended December 31, 2009, our disclosure controls and procedures are not effective, as of March 31, 2010, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

          Changes in internal controls

          We continue to implement the changes to our internal controls over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2009.

PART II. OTHER INFORMATION

Item 5.	Other Information.

          On August 1, 2008, Yongchen entered into a time charter contract with KriKor to in-charter Agios Spyridon for a period of one year at a rate of US $4,500 per day, with a renewal option to extend the term of the charter for two additional one-year periods at a rate of US $4,500 per day. The renewal option for an additional year was exercised in July, 2009. In October, 2009, Yongchen entered into an addendum to the time charter contract with KriKor pursuant to which Yongchen was to pay the rate of $3,000 for the period of July, 2009 to June, 2010. On March 31, 2010, Yongchen and KriKor agreed to terminate the time charter contract.

          Based on a sales agreement entered into on June 29, 2009, Hengzhou International Shipping Limited sold its vessel, Heng Zhou, to an unrelated third party on July 18, 2009 in exchange for $8,051,292, of which $200,000 was paid in cash and the balance was evidenced by a note due March 31, 2010. The note is non-interest bearing and is secured by the vessel. Subsequent to the end of the first quarter, on April 1, 2010, the payment terms of the note were extended as follows:

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

Sino Shipping Holdings Inc.

Date: May 21, 2010	By:	/s/ Xinyu Zhang

Name: Xinyu Zhang
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: May 21, 2010	By:	/s/ Haiying Qin

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